Form 10-Q
period 2016-07-30
At Home Group Inc.
filed 2016-09-13
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37849

AT HOME GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3229563
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 East Plano Parkway Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

(972) 265-6227

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

There were 60,366,768 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 9, 2016.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect” “intend,” “may,” “might,” “plan,” “potential” “predict,” “seek,” “vision” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expected new store openings, growth targets and potential growth opportunities and future capital expenditures and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic factors that may materially adversely affect our business, revenue and profitability;
•	volatility or disruption in the financial markets;
•	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
•	our ability to successfully implement our growth strategy on a timely basis or at all;
•	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
•	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
•	adverse events in the geographical regions in which we operate;
•	risks related to our imported merchandise;
•	the success of our rebranding;
•	risks associated with leasing substantial amounts of space;
•	risks associated with our sale-leaseback strategy;
•	the highly competitive retail environment in which we operate;
•	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
•	our dependence upon the services of our management team and our buyers;
•	the failure to attract and retain quality employees;
•	difficulties with our vendors;
•	the seasonality of our business;
•	fluctuations in our quarterly operating results;
•	the failure or inability to protect our intellectual property rights;
•	risks associated with third party claims that we infringe upon their intellectual property rights;
•	increases in commodity prices and supply chain costs;
•	the need to make significant investments in advertising, marketing or promotions;
•

the success of any online services or e-commerce activities, or any loyalty program or private-label or co-branded consumer credit offerings that we may launch in the future and any investment related thereto;

•	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
•	unauthorized disclosure of sensitive or confidential customer information;
•	regulatory or litigation developments;
•	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
•	inadequacy of our insurance coverage;
•	our substantial dependence upon our reputation and positive perceptions of At Home;

•	the potential negative impact of changes to our accounting policies, rules and regulations;
•	changes in our effective tax rate;
•	net losses incurred in fiscal years 2014 and 2015 and the potential to experience net losses in the future;
•	the control of a substantial majority of our common stock by entities associated with AEA Investors LP and Starr Investment Holdings, LLC (collectively, the “Sponsors”); and
•

other risks and uncertainties, including those listed under “Risk Factors” in our final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 4, 2016 (the “Prospectus”) and in other filings we may make from time to time with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	July 30, 2016	January 30, 2016	August 1, 2015
Assets
Current assets:
Cash and cash equivalents	$8,145	$5,428	$6,151
Inventories, net	212,604	176,388	167,550
Prepaid expenses	4,423	6,351	8,207
Other current assets	5,553	3,229	1,142
Total current assets	230,725	191,396	183,050
Property and equipment, net	324,122	272,776	249,398
Goodwill	569,732	569,732	569,732
Trade name	1,440	872	872
Debt issuance costs, net	1,442	1,323	1,513
Restricted cash	392	26	1,531
Noncurrent deferred tax asset	14,726	14,726	—
Other assets	5,116	3,959	1,753
Total assets	$1,147,695	$1,054,810	$1,007,849
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$46,576	$31,139	$28,667
Accrued liabilities	85,769	54,472	55,010
Revolving line of credit	102,679	76,600	70,300
Current portion of deferred rent	4,913	4,518	3,330
Current portion of long-term debt and financing obligations	3,811	3,789	3,953
Income taxes payable	—	—	19,913
Total current liabilities	243,748	170,518	181,173
Long-term debt	422,463	422,610	427,752
Financing obligations	18,775	19,017	19,364
Deferred rent	74,181	70,156	53,870
Deferred income taxes	—	—	114
Other long-term liabilities	3,461	3,356	6,709
Total liabilities	762,628	685,657	688,982
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 50,836,727 shares issued and outstanding	508	508	508
Additional paid-in capital	411,996	409,746	407,376
Accumulated deficit	(27,437)	(41,101)	(89,017)
Total shareholders' equity	385,067	369,153	318,867
Total liabilities and shareholders' equity	$1,147,695	$1,054,810	$1,007,849

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net sales	$188,364	$156,007	$360,443	$297,224
Cost of sales	126,314	103,235	240,088	197,147
Gross profit	62,050	52,772	120,355	100,077

Operating expenses
Selling, general and administrative expenses	42,171	31,354	79,615	61,295
Depreciation and amortization	971	467	1,862	933
Total operating expenses	43,142	31,821	81,477	62,228

Operating income	18,908	20,951	38,878	37,849
Interest expense, net	8,518	8,961	16,711	19,768
Loss on extinguishment of debt	—	36,046	—	36,046
Income (loss) before income taxes	10,390	(24,056)	22,167	(17,965)
Income tax provision	4,052	22,054	8,503	26,377
Net income (loss)	$6,338	$(46,110)	$13,664	$(44,342)

Earnings per share:
Net income (loss) per common share:
Basic	$0.12	$(0.91)	$0.27	$(0.87)
Diluted	$0.12	$(0.91)	$0.26	$(0.87)
Weighted average shares outstanding:
Basic	50,836,727	50,836,727	50,836,727	50,836,727
Diluted	52,222,508	50,836,727	52,415,001	50,836,727

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015
Operating Activities
Net income (loss)	$13,664	$(44,342)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,005	13,194
Loss (gain) on disposal of fixed assets	256	(1,831)
Non-cash interest expense	1,723	926
Amortization of deferred gain on sale-leaseback	(1,904)	(1,377)
Deferred income taxes	—	2,533
Stock-based compensation	2,250	2,292
Loss on extinguishment of debt	—	36,046
Changes in operating assets and liabilities
Inventories	(36,216)	(25,294)
Prepaid expenses and other current assets	(387)	(550)
Other assets	(1,156)	(1,173)
Accounts payable	9,518	(3,827)
Accrued liabilities	31,402	(1,526)
Income taxes payable	—	19,398
Deferred rent	6,324	3,596
Net cash provided by (used in) operating activities	42,479	(1,935)
Investing Activities
Purchase of property and equipment	(62,791)	(45,322)
Purchase of intangible assets	(568)	(19)
Change in restricted cash	(366)	15,729
Net proceeds from sale of property and equipment	93	6,341
Net cash used in investing activities	(63,632)	(23,271)
Financing Activities
Payments under lines of credit	(178,420)	(104,500)
Proceeds from lines of credit	204,499	107,400
Payment of debt issuance costs	(323)	(13,668)
Proceeds from issuance of long-term debt	—	430,000
Payment of Senior Secured Notes	—	(389,027)
Payments on financing obligations	(266)	(149)
Payments on long-term debt	(1,620)	(3,405)
Net cash provided by financing activities	23,870	26,651
Increase in cash and cash equivalents	2,717	1,445
Cash and cash equivalents, beginning of period	5,428	4,706
Cash and cash equivalents, end of period	$8,145	$6,151

Supplemental Cash Flow Information
Cash paid for interest	$14,866	$22,677
Cash paid for income taxes	$7,086	$909

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include At Home Group Inc. and its wholly-owned subsidiaries (collectively referred to as "we", "us", "our" and the "Company").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information in accordance with Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been included.

The condensed consolidated balance sheets as of July 30, 2016 and August 1, 2015 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 30, 2016 has been derived from the audited financial statements for the fiscal year then ended included in our final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 4, 2016 (the “Prospectus”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 30, 2016 and January 31, 2015 and the related notes thereto included in the Prospectus.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Stock Split

On July 22, 2016, the Company’s board of directors approved a 128.157393-for-one stock split of its existing Class A common stock, Class B common stock and Class C common stock and the conversion of such Class A common stock, Class B common stock and Class C common stock into a single class of common stock. All historical share and per share information has been retroactively adjusted to reflect the stock split and conversion. Effective July 22, 2016, the Company's total authorized share capital is comprised of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to "second fiscal quarter 2017" relate to the thirteen weeks ended July 30, 2016 and references to "second fiscal quarter 2016" relate to the thirteen weeks ended August 1, 2015. References herein to “the six months ended July 30, 2016” relate to the twenty-six weeks ended July 30, 2016 and references to “the six months ended August 1, 2015” relate to the twenty-six weeks ended August 1, 2015.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of At Home Group Inc. and its consolidated wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying condensed consolidated balance sheet to conform to our second fiscal quarter 2017 and fiscal year 2016 presentation, including the reclassification of current deferred income taxes to non-current deferred income taxes to reflect the adoption of Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” and the reclassification of certain unamortized deferred debt issuance costs from non-current assets to a direct reduction of the related long-term debt obligation to reflect the adoption of ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and twenty-six weeks ended July 30, 2016 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02.

In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 requires that breakage on prepaid stored-value product liabilities (for example, prepaid gift cards) be accounted for consistent with the breakage guidance in “Topic 606, Revenue from Contracts with Customers”. ASU 2016-04 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted. This standard is to be

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

applied either using a modified retrospective approach or retrospectively to each period presented. We are currently evaluating the impact of ASU 2016-04.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment award transactions and is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09.

2.    Fair Value Measurements

We follow the provisions of Accounting Standards Codification (“ASC”) 820 (Topic 820, “Fair Value Measurements and Disclosures”). ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.

•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that we have the ability to access.

•

Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about the assumptions that market participants would use.

ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument is categorized based upon the lowest level of input that is significant to the fair value calculation.

The fair value of all current financial instruments approximates carrying value because of the short-term nature of these instruments. We have variable and fixed rates on our long-term debt.  The fair value of long-term debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. We determine fair value on our fixed rate debt by using quoted market prices and current interest rates.

At July 30, 2016, the fair value of our fixed rate mortgage due February 1, 2037 was $7.3 million, which was approximately $1.1 million above the carrying value of $6.2 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 30,	January 30,	August 1,
	2016	2016	2015

Inventory in-transit	$32,196	$14,817	$16,457
Accrued payroll and other employee-related liabilities	7,497	10,089	6,445
Accrued taxes, other than income	12,405	8,345	11,199
Accrued interest	456	337	2,457
Insurance liabilities	2,104	3,505	2,340
Construction costs	7,248	4,210	482
Accrued freight	8,783	757	2,904
Other	15,080	12,412	12,726
Total accrued liabilities	$85,769	$54,472	$55,010

4.    Revolving Line of Credit

Interest on borrowings under our $215.0 million senior secured asset based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate, and (iii) LIBOR plus 1.00%,  plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 2.00% during each of the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

In June 2016, we amended the agreement governing the ABL Facility to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. The other terms of the ABL Facility remain unchanged.

As of July 30, 2016, approximately $102.7 million was outstanding under the ABL Facility, approximately $7.0 million in face amount of letters of credit had been issued and we had availability of approximately $79.5 million. As of July 30, 2016, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 30,	January 30,	August 1,
	2016	2016	2015

Term Loan Facilities	$427,755	$428,559	$429,250
Note payable, bank (a)	6,170	6,241	6,308
Note payable, bank (b)	3,686	3,736	3,787
Note payable, bank	—	—	2,917
Note payable, bank	—	—	2,594
Total debt	437,611	438,536	444,856
Less: current maturities	3,251	3,248	3,616
Less: unamortized deferred debt issuance costs	11,897	12,678	13,488
Long-term debt	$422,463	$422,610	$427,752

(a)	Matures February 1, 2037; $42,697 payable monthly, including interest at 5.90%; secured by the location’s land and building.
(b)	Matures July 22, 2039; $19,650 payable monthly, including interest of 3.15% plus the index rate (1 month LIBOR rate) which is currently 3.62%; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. ("Borrower") entered into a first lien credit agreement (the "First Lien Agreement"), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours as guarantor, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan ("First Lien Term Loan"), which amount was borrowed on June 5, 2015. The First Lien Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of $0.8 million for an annual aggregate amount equal to 1% of the original principal amount of $300.0 million. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the First Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to, after a qualifying initial public offering, a 0.50% reduction if a certain secured net leverage ratio level is met.

On June 5, 2015, the Borrower also entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provides for a $130.0 million term loan (the "Second Lien Term Loan" and, together with the First Lien Term Loan, the "Term Loan Facilities"), which amount was borrowed on June 5, 2015. The Second Lien Term Loan will mature on June 5, 2023 and does not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%.

We used the net proceeds from our initial public offering and the exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan. The repayment will result in a loss on extinguishment of debt in the amount of approximately $2.7 million, which will be recognized in the third quarter of fiscal 2017. See Note 10—Subsequent Events.

6.    Related Party Transactions

As of July 30, 2016, we were obligated to pay management fees of approximately $2.6 million annually to our controlling shareholder, AEA Investors LP (“AEA”), an affiliate of our controlling shareholder, and affiliated co-

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

investors. We recognized approximately $0.6 million and $0.7 million of management fees and reimbursed expenses during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. We recognized approximately $1.3 million and $1.4 million of management fees and reimbursed expenses during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

As of July 30, 2016, we were also obligated to pay management fees of approximately $0.9 million annually to Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”), an affiliated co-investor. We recognized approximately $0.2 million of management fees in each of the thirteen weeks ended July 30, 2016 and August 1, 2015. We recognized approximately $0.5 million of management fees in each of the twenty-six weeks ended July 30, 2016 and August 1, 2015.  On August 9, 2016, we completed an initial public offering of our common stock.  In connection with the initial public offering, the management agreement with the Sponsors was terminated and they will no longer receive management fees from us. See Note 10—Subsequent Events.

Affiliates of AEA own a significant equity position in Dematic Corporation, an external vendor that designs, develops and delivers solutions that optimize company's supply chain, improve performance and increase productivity through intelligent warehouse logistics and materials handling solutions. In February 2014, we executed an agreement with Dematic Corporation for the installation of a system to assist in the automation of our distribution center. During the thirteen and twenty-six weeks ended July 30, 2016, we paid Dematic Corporation approximately $0.1 million and $0.3 million, respectively, under the agreement which is primarily recorded in property and equipment, net.

Merry Mabbett Inc. ("MMI") is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chief Executive Officer. During the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During each of the thirteen weeks ended July 30, 2016 and August 1, 2015, we paid MMI approximately $0.1 million for fixtures, furniture, and equipment and design related services. During the twenty-six weeks ended July 30, 2016 and August 1, 2015, we paid MMI approximately $0.1 million and $0.3 million, respectively, for fixtures, furniture and equipment and design related services.

7.    Income Taxes

Our effective tax rate for the thirteen weeks ended July 30, 2016 was 39.0% compared to (91.7)% for the thirteen weeks ended August 1, 2015. Our effective tax rate for the twenty-six weeks ended July 30, 2016 was 38.4% compared to (146.8)% for the twenty-six weeks ended August 1, 2015. The effective tax rate for each of the thirteen and twenty-six weeks ended July 30, 2016 differs slightly from the federal statutory rate primarily due to the impact of state and local income taxes and, to a lesser extent, the increase of our reserve for uncertain tax positions. The effective income tax rate differs significantly from the federal statutory rate for each of the thirteen and twenty-six weeks ended August 1, 2015 primarily due to the impact of state income taxes and changes in the valuation allowance on our deferred tax assets.

During the thirteen and twenty-six weeks ended August 1, 2015, we recorded a valuation allowance because we concluded that it was more likely than not that certain net deferred tax assets would not be realized. However, as of January 30, 2016, after assessing available positive and negative evidence to estimate if sufficient future income will be generated to utilize our deferred tax assets, we concluded it was more likely than not that our deferred tax assets would be realized in future years and we reversed the valuation allowance.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.    Commitments and Contingencies

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

9.    Earnings Per Share

In accordance with ASC 260, (Topic 260, "Earnings Per Share"), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding for the period and include the dilutive impact of potential shares from the exercise of stock options. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Numerator:
Net income (loss)	$6,338	$(46,110)	$13,664	$(44,342)

Denominator:
Weighted average common share outstanding-basic	50,836,727	50,836,727	50,836,727	50,836,727
Effect of dilutive securities:
Stock options	1,385,781	—	1,578,274	—
Weighted average common share outstanding-diluted	52,222,508	50,836,727	52,415,001	50,836,727

Per common share:
Basic net income (loss) per common share	$0.12	$(0.91)	$0.27	$(0.87)
Diluted net income (loss) per common share	$0.12	$(0.91)	$0.26	$(0.87)

For the thirteen weeks ended July 30, 2016 and August 1, 2015, approximately 282,198 and 5,620,182, respectively, of stock options were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive. For the twenty-six weeks ended July 30, 2016 and August 1, 2015, approximately 282,200 and 2,849,286, respectively, of stock options were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive.

10.    Subsequent Events

On August 1, 2016, we entered into a sale-leaseback transaction pursuant to which we sold four properties in Broomfield, Colorado; Corpus Christi, Texas; Jenison, Michigan; and Buford, Georgia for a total of $32.6 million.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.2 million, subject to annual escalations. Approximately $3.7 million of the proceeds from the sale were used to pay off a note payable related to the Corpus Christi property.

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share. The offering closed on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. We also incurred offering expenses of $5.1 million in connection with the initial public offering.

On September 8, 2016, we issued and sold a further 863,041 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option.  This exercise of the over-allotment option resulted in net proceeds to us of $12.0 million after deducting underwriters’ discounts and commissions.

We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan. The repayment will result in a loss on extinguishment of debt in the amount of approximately $2.7 million, which will be recognized in the third quarter of fiscal 2017.

In connection with the initial public offering, the management agreement with the Sponsors was terminated and they will no longer receive management fees from us. Following the initial public offering, the Sponsors own approximately 85% of our outstanding common stock.

On August 3, 2016, we made a special one-time initial public offering transaction bonus grant of 2,478,702 options to certain members of our senior management team under the At Home Group Inc. Equity Incentive Plan that was adopted by the Company on September 11, 2015 and was subsequently amended and restated and approved by the Company’s board of directors on July 22, 2016 (the “2016 Equity Plan”). Under the 2016 Equity Plan, equity awards may be made in respect of 6,196,755 shares of common stock of the Company ("Shares").  Subject to any adjustment as provided in the 2016 Equity Plan, (i) up to 2,478,702 Shares (the ‘‘IPO Bonus Pool’’) may be issued pursuant to awards granted under the 2016 Equity Plan to senior executives of the Company in connection with the consummation of our initial public offering and (ii) up to 3,718,053 Shares may be issued pursuant to awards granted under the 2016 Equity Plan (other than the IPO Bonus Pool) (the ‘‘Post-IPO Share Pool’’).  We expect the non-cash stock-based compensation expense associated with the one-time bonus grant to be approximately $21.0 million, which will be incremental to our ongoing stock-based compensation expense.  The stock-based compensation expense for the one-time bonus grant will be expensed over the derived service period beginning in the fiscal quarter ending October 29, 2016 and continuing over the following eight quarters. On August 3, 2016, we also granted to one employee an option to purchase 28,326 shares of common stock at the initial public offering price under the existing 2012 stock option plan.

On September 9, 2016, we entered into a sale-leaseback transaction pursuant to which we sold three properties in Colorado Springs, Colorado; Kissimmee, Florida; and O’Fallon, Illinois for a total of $30.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.1 million, subject to annual escalations.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of At Home Group Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our final prospectus  filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 4, 2016 (the “Prospectus”).  You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to At Home Group Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to "fiscal year 2017" relate to the 52 weeks ending January 28, 2017 and references herein to “fiscal year 2016” relate to the 52 weeks ended January 30, 2016. References herein to "the second fiscal quarter 2017" and "the second fiscal quarter 2016" relate to the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. References herein to "the six months ended July 30, 2016" and "the six months ended August 1, 2015" relate to the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

Overview

At Home is the leading home décor superstore based on the number of our locations and our large format stores that we believe dedicate more space per store to home décor than any other player in the industry. We are focused on providing the broadest assortment of products for any room, in any style, for any budget. We utilize our space advantage to out-assort our competition, offering over 50,000 SKUs throughout our stores. Our differentiated merchandising strategy allows us to identify on-trend products and then value engineer those products to provide desirable aesthetics at attractive price points for our customers. Over 70% of our products are unbranded, private label or specifically designed for us. We believe that our broad and comprehensive offering and compelling value proposition combine to create a leading destination for home décor with the opportunity to continue taking market share in a large, fragmented and growing market.

As of July 30, 2016, our store base is comprised of 115 large format stores across 29 states and 65 markets, averaging approximately 120,000 square feet per store. Over the past five fiscal years we have opened 59 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new adjacent markets.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in a reduction of customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs.

Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. If we misjudge the market for our products, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit.

New store openings. We expect new stores will be the key driver of the growth in our sales and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. The performance of new stores may vary depending on various factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, the amount of store occupancy costs and the location of the new store, including whether it is located in a new or existing market. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. In addition, in response to the interest and excitement generated when we open a new store, the new stores generally experience higher net sales during the initial period of one to three months after which the new store’s net sales will begin to normalize as it reaches maturity within six months of opening, as further discussed below.

Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain store management and store personnel, which together with increased marketing costs, affects our operating margins.

A new store typically reaches maturity, meaning the store’s annualized targeted sales volume has been reached, within six months of opening. New stores are included in the comparable store base during the sixteenth full fiscal month following the store’s opening, which we believe represents the most appropriate comparison. We also periodically explore opportunities to relocate a limited number of existing stores to improve location, lease terms, store layout or customer experience. Relocated stores typically achieve a level of operating profitability comparable to our company-wide average for existing stores more quickly than new stores.

Rebranding initiative. During the fiscal year ended January 31, 2015, we launched a significant rebranding initiative through which we spent over $20 million in capital and expenses to change our brand and corporate name and convert and refresh all of our stores. We changed our name from “Garden Ridge” to “At Home”, a name that we believe better communicates our positioning as the leading home décor superstore. We completed the rebranding initiative during the first nine months of fiscal year 2015 and now all of our stores operate under the At Home brand.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strengthened management team, new brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, during fiscal year 2016, we upgraded our inventory allocation system to better manage inventory for each store and corresponding customer base. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

Pricing strategy. We are committed to providing our products at everyday low prices. We value engineer products in collaboration with our suppliers to recreate the “look” that we believe our customer wants while eliminating the costly construction elements that she does not value. We believe our customer views shopping At Home as an in-person experience through which she can see and feel the quality of our products and physically assemble her desired aesthetic. This design approach allows us to deliver an attractive value to our customers, as our products are typically less expensive than other branded products with a similar look. We employ a simple everyday low pricing strategy that consistently delivers savings to our customers without the need for extensive promotions, as evidenced by 80% of our net sales occurring at full price.

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales.

Fluctuation in quarterly results. Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings and shifts in the timing of holidays, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

Refinancings. In June 2015, we entered into a $300 million senior secured first lien term loan facility and a $130 million senior secured second lien term loan facility. The proceeds of these term loans were used to refinance and redeem in full our 10.75% senior secured notes due 2019, which reduced our overall cost of capital. In addition, we used net proceeds from our initial public offering and partial exercise of the over-allotment option to repay in full the $130.0 million of principal amount of indebtedness outstanding under the senior secured second lien term loan facility, which will further reduce our cost of capital and debt service obligations. For more information, please see ‘‘—Liquidity and Capital Resources’’.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures include net sales, gross profit and gross margin, and selling, general and administrative expenses. In addition, we also review other important metrics such as Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income.

Net Sales

Net sales are derived from direct retail sales to customers in our stores, net of merchandise returns and discounts. Growth in net sales is impacted by opening new stores and increases in comparable store sales.

New store openings

The number of new store openings reflects the new stores opened during a particular reporting period, including any relocations of existing stores during such period. Before we open new stores, we incur pre-opening costs, as described below. The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results.

Comparable store sales

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. When a store is being relocated or remodeled, we exclude sales from that store in the calculation of comparable store sales until the first day of the sixteenth full fiscal month after it reopens. In addition, when applicable, we adjust for the effect of the 53rd week. There may be variations in the way in which some of our competitors and other retailers calculate comparable or "same store" sales. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

Comparable store sales allow us to evaluate how our store base is performing by measuring the change in period-over-period net sales in stores that have been open for the applicable period. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high quality and trend-right product offerings that generate new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	our ability to source and receive products accurately and timely;

•	changes in product pricing, including promotional activities;

•	the number of items purchased per store visit;

•	weather; and

•	timing and length of holiday shopping periods.

Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we anticipate that an increasing percentage of our net sales will come from stores not included in our comparable store sales calculation. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

Gross Profit and Gross Margin

Gross profit is determined by subtracting cost of sales from our net sales. Gross margin measures gross profit as a percentage of net sales.

Cost of sales consists of various expenses related to the cost of selling our merchandise. Cost of sales consists of the following: (1) cost of merchandise, net of inventory shrinkage, damages and vendor allowances; (2) inbound freight and internal transportation costs such as distribution center-to-store freight costs; (3) costs of operating our distribution center, including labor, occupancy costs, supplies, and depreciation; and (4) store occupancy costs including rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance and depreciation. The components of our cost of sales expenses may not be comparable to other retailers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") consist of various expenses related to supporting and facilitating the sale of merchandise in our stores. These costs include payroll, benefits and other personnel expenses for corporate and store employees, including stock-based compensation expense, consulting, legal and other professional services expenses, marketing and advertising expenses, occupancy costs for our corporate headquarters and various other expenses.

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering is expected to result in incremental non-cash stock-based compensation expense of approximately $21.0 million, which will be expensed over the derived service period beginning in the third quarter of fiscal 2017 and continuing over the following eight quarters.

Adjusted EBITDA

Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also the basis for performance evaluation under our current executive compensation programs. In addition, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA to supplement generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

Adjusted EBITDA is defined as net income (loss) before interest expense, net, loss from early extinguishment of debt, income tax (benefit) provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, costs associated with new store openings, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see "—Results of Operations".

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past four years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. For a reconciliation of Store-level Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see "—Results of Operations".

Adjusted Net Income

Adjusted Net Income represents our net income (loss), adjusted for loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense and initial public offering transaction costs. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For a reconciliation of Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, see "—Results of Operations".

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$188,364	$156,007	$360,443	$297,224
Cost of sales	126,314	103,235	240,088	197,147
Gross profit	62,050	52,772	120,355	100,077
Operating expenses
Selling, general and administrative expenses	42,171	31,354	79,615	61,295
Depreciation and amortization	971	467	1,862	933
Total operating expenses	43,142	31,821	81,477	62,228
Operating income	18,908	20,951	38,878	37,849
Interest expense, net	8,518	8,961	16,711	19,768
Loss on extinguishment of debt	—	36,046	—	36,046
Income (loss) before income taxes	10,390	(24,056)	22,167	(17,965)
Income tax provision	4,052	22,054	8,503	26,377
Net income (loss)	$6,338	$(46,110)	$13,664	$(44,342)
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.1%	66.2%	66.6%	66.3%
Gross profit	32.9%	33.8%	33.4%	33.7%
Operating Expenses
Selling, general and administrative expenses	22.4%	20.1%	22.1%	20.6%
Depreciation and amortization	0.5%	0.3%	0.5%	0.3%
Total operating expenses	22.9%	20.4%	22.6%	20.9%
Operating income	10.0%	13.4%	10.8%	12.7%
Interest expense, net	4.5%	5.7%	4.6%	6.7%
Loss on extinguishment of debt	0.0%	23.1%	0.0%	12.1%
Income (loss) before income taxes	5.5%	(15.4)%	6.1%	(6.0)%
Income tax provision	2.2%	14.1%	2.4%	8.9%
Net income (loss)	3.4%	(29.6)%	3.8%	(14.9)%
Operational Data:
Total stores at end of period	115	93	115	93
New stores opened	10	7	16	12
Comparable store sales	0.9%	3.5%	1.4%	3.7%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$51,114	$45,267	$100,369	$86,734
Store-level Adjusted EBITDA margin(2)	27.1%	29.0%	27.8%	29.2%
Adjusted EBITDA(2)	$36,586	$33,250	$70,548	$62,650
Adjusted EBITDA margin(2)	19.4%	21.3%	19.6%	21.1%
Adjusted Net Income(3)	$6,347	$22,981	$13,679	$45,072

(1)

We present Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as interest, depreciation, amortization, loss on extinguishment of debt and taxes, as well as costs related to new store openings, which are incurred on a limited basis with respect to any particular store when opened and are not indicative of ongoing core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income. In particular, Store-level Adjusted EBITDA does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. Our presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income in the future, and any such modification may be material. In addition, Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income margin may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our $215.0 million senior secured asset based revolving credit facility (“ABL Facility”) (defined therein as "Consolidated EBITDA") and our Term Loan Facilities (defined therein as "Consolidated Cash EBITDA"). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions.  Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income (loss) to EBITDA (excluding loss on extinguishment of debt), Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net income (loss)	$6,338	$(46,110)	$13,664	$(44,342)
Interest expense, net	8,518	8,961	16,711	19,768
Loss on extinguishment of debt	—	36,046	—	36,046
Income tax provision	4,052	22,054	8,503	26,377
Depreciation and amortization (a)	8,999	7,019	17,005	13,194
EBITDA	$27,907	$27,970	$55,883	$51,043
Legal settlements and consulting and other professional services (b)	765	970	1,331	1,947
Costs associated with new store openings (c)	4,366	2,304	6,888	4,332
Relocation and employee recruiting costs (d)	58	69	145	237
Management fees and expenses (e)	875	948	1,777	1,835
Stock-based compensation expense (f)	1,088	1,183	2,250	2,292
Non-cash rent (g)	852	797	1,599	1,043
Other (h)	675	(991)	675	(79)
Adjusted EBITDA	$36,586	$33,250	$70,548	$62,650
Corporate overhead expenses (i)	14,528	12,017	29,821	24,084
Store-level Adjusted EBITDA	$51,114	$45,267	$100,369	$86,734

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of operations.

(b)

Primarily consists of (i) consulting and other professional fees with respect to completed projects to enhance our accounting and finance capabilities as well as other public company readiness initiatives, of $0.8 million and $0.6 million during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and $1.3 million and $1.5 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively and (ii) litigation settlement charges and related legal fees for certain claims and legal costs for other matters relating to events that arose prior to our acquisition by our Sponsors that have concluded in the amounts of $0.4 million for each of the thirteen weeks and twenty-six weeks ended August 1, 2015. Adjustments related to such items for the other periods presented were not material.

(c)

Non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened 10 and seven new stores during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and 16 and 12 new stores during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

(d)	Primarily reflects employee recruiting and relocation costs in connection with the build-out of our management team.

(e)

Reflects management fees paid to our Sponsors in accordance with our management agreement. In connection with our initial public offering completed on August 9, 2016, the management agreement was terminated and our Sponsors will no longer receive management fees from us.

(f)	Consists of non-cash stock-based compensation expense related to stock option awards.

(g)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $1.0 million and $0.7 million during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and $1.9 million and $1.4 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth over the last four fiscal years. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(h)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

•	for the thirteen and twenty-six weeks ended July 30, 2016, a loss of $0.3 million recognized on the sale of land in connection with the expansion of our distribution center; and
•

for the thirteen and twenty-six weeks ended August 1, 2015, expenses incurred for a store closure in the aggregate amount of $0.5 million and a gain of $(1.8) million recognized on the sale of our property in Houston, Texas.

(i)

Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in "—Results of Operations". Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability or performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. We anticipate that we will continue to incur corporate overhead expenses in future periods.

(3)	The following table reconciles our net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net income (loss) as reported	$6,338	$(46,110)	$13,664	$(44,342)
Adjustments:
Loss on extinguishment of debt	—	36,046	—	36,046
Stock-based compensation related to special one-time IPO bonus grant (a)	—	—	—	—
IPO transaction costs (b)	15	—	24	179
Tax impact of adjustments to net income (loss) (c)	(6)	33,045	(9)	53,189
Adjusted Net Income	$6,347	$22,981	$13,679	$45,072

(a)

Non-cash stock-based compensation associated with a special one-time initial public bonus grant to senior executives, which we do not consider in our evaluation of our ongoing performance.  The grant was made in addition to the ongoing equity incentive program that we have in place to incentivize and retain management and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for our Sponsors.

(b)	Charges incurred in connection with our initial public offering, which we do not expect to recur and do not consider in our evaluation of our ongoing performance.

(c)

Represents the tax impact associated with the adjusted expenses utilizing the effective tax rate in effect during the periods presented.  The effective tax rate for the thirteen weeks ended July 30, 2016 and August 1, 2015 was 39.0% and (91.7)%,

respectively. The effective tax rate for the twenty-six weeks ended July 30, 2016 and August 1, 2015 was 38.4% and (146.8)%, respectively.

Thirteen Weeks Ended July 30, 2016 Compared to Thirteen Weeks Ended August 1, 2015

Net Sales

Net sales increased $32.4 million, or 20.8%, to $188.4 million for the thirteen weeks ended July 30, 2016 from $156.0 million for the thirteen weeks ended August 1, 2015. The increase was primarily driven by approximately $31.1 million of incremental revenue from the net addition of 22 new stores opened since August 1, 2015, as well as an approximately $1.3 million increase from comparable store sales, which increased 0.9% during the thirteen weeks ended July 30, 2016, driven primarily by our merchandising initiatives.

Cost of Sales

Cost of sales increased $23.1 million, or 22.4%, to $126.3 million for the thirteen weeks ended July 30, 2016 from $103.2 million for the thirteen weeks ended August 1, 2015. This increase was primarily driven by the 20.8% increase in net sales for the thirteen weeks ended July 30, 2016 compared to the thirteen weeks ended August 1, 2015, which resulted in a $15.1 million increase in merchandise costs. In addition, during the thirteen weeks ended July 30, 2016, we recognized a $1.5 million increase in depreciation and amortization and a $5.2 million increase in store occupancy costs, in each case as a result of new store openings since August 1, 2015.

Gross Profit and Gross Margin

Gross profit was $62.1 million, or 32.9% of net sales, for the thirteen weeks ended July 30, 2016, an increase of $9.3 million from $52.8 million, or 33.8% of net sales, for the thirteen weeks ended August 1, 2015. The increase in gross profit was primarily driven by increased sales volume from the net addition of 22 new stores opened since August 1, 2015 as well as a 0.9% increase in comparable store sales. Gross margin decreased 90 basis points during the thirteen weeks ended July 30, 2016 when compared to the thirteen weeks ended August 1, 2015. The 90 basis point decrease is primarily due to higher occupancy costs resulting from the sale-leaseback transaction that occurred in September 2015 pursuant to which we sold five of our properties and contemporaneously entered into a lease under which we leased back the properties for cumulative initial annual rent of $2.7 million. In addition, gross margin for the thirteen weeks ended July 30, 2016 was impacted by the liquidation of one of our high volume stores that was relocated during the second fiscal quarter 2017. Gross margins for new stores did not materially differ from those of comparable stores during the thirteen weeks ended July 30, 2016 or the thirteen weeks ended August 1, 2015, primarily as a result of the short six month period to maturity of new stores, following which the performance of new stores was consistent with comparable stores in each such period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.2 million for the thirteen weeks ended July 30, 2016 compared to $31.4 million for the thirteen weeks ended August 1, 2015, an increase of $10.8 million or 34.4%. As a percentage of sales, SG&A for the thirteen weeks ended July 30, 2016 was 22.4% compared to 20.1% for the thirteen weeks ended August 1, 2015. SG&A expenses include corporate overhead expenses, which represented $1.9 million of the increase, attributable to additional home office support capabilities as well as increased payroll expenses incurred to support our growth strategies and consulting and other professional fees relating to public company readiness initiatives.  In addition, we recognized a $0.3 million loss on the sale of land in connection with the expansion of our distribution center during the thirteen weeks ended July 30, 2016. The remaining $8.9 million in increased selling, general and administrative expenses was contributed by store operations and was primarily driven by a $2.3 million increase in payroll expenses due to new store headcount and a $2.1 million increase in advertising expenses resulting from our efforts to continue to build brand awareness. Additionally, there was a $2.1 million increase in store pre-opening costs due to the increased number of new store openings and the timing of costs incurred for new store openings during the thirteen weeks ended July 30, 2016 compared to the thirteen weeks ended August 1, 2015 as well as increases in various other administrative costs to support the continued growth in our store base. In addition, we recognized a $1.8 million gain on the sale of a property in Houston, Texas during the thirteen weeks ended August 1, 2015.

Interest Expense, Net

Interest expense, net decreased to $8.5 million for the thirteen weeks ended July 30, 2016 from $9.0 million for the thirteen weeks ended August 1, 2015, a decrease of $0.5 million. The decrease in interest expense resulted from the redemption in full of the $360.0 million in aggregate principal amount of our 10.75% senior secured notes that were scheduled to mature on June 1, 2019 (the “Senior Secured Notes”) with proceeds from the Term Loan Facilities, which occurred on June 5, 2015 (the “June 2015 Refinancing”). See "—Liquidity and Capital Resources".

Loss on Extinguishment of Debt

During the thirteen weeks ended August 1, 2015, we recognized a loss on extinguishment of debt of approximately $36.0 million resulting from the June 2015 Refinancing. The loss on extinguishment of debt also includes the write-off of $7.0 million of unamortized deferred debt issuance costs.

Income Tax Provision

Income tax expense was $4.1 million for the thirteen weeks ended July 30, 2016 compared to $22.1 million for the thirteen weeks ended August 1, 2015. The effective tax rate for the thirteen weeks ended July 30, 2016 was 39.0% compared to (91.7)% for the thirteen weeks ended August 1, 2015. The effective tax rate for the thirteen weeks ended July 30, 2016 differs slightly from the federal statutory rate primarily due to the impact of state and local income taxes and, to a lesser extent, the increase of our reserve for uncertain tax positions. The effective income tax rate differs significantly from the federal statutory rate for the thirteen weeks ended August 1, 2015 primarily due to the impact of state income taxes and changes in the valuation allowance on our deferred tax assets.

Twenty-six weeks Ended July 30, 2016 Compared to Twenty-six weeks Ended August 1, 2015

Net Sales

Net sales increased $63.2 million, or 21.3%, to $360.4 million for the twenty-six weeks ended July 30, 2016 from $297.2 million for the twenty-six weeks ended August 1, 2015. The increase was primarily driven by approximately $59.4 million of incremental revenue from the net addition of 22 new stores opened since August 1, 2015, as well as an approximately $3.8 million increase from comparable store sales, which increased 1.4% during the twenty-six weeks ended July 30, 2016, driven primarily by our merchandising initiatives.

Cost of Sales

Cost of sales increased $43.0 million, or 21.8%, to $240.1 million for the twenty-six weeks ended July 30, 2016 from $197.1 million for the twenty-six weeks ended August 1, 2015. This increase was primarily driven by the 21.3% increase in net sales for the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015, which resulted in a $29.4 million increase in merchandise costs. In addition, during the twenty-six weeks ended July 30, 2016, we recognized a $2.9 million increase in depreciation and amortization and a $9.0 million increase in store occupancy costs, in each case as a result of new store openings since August 1, 2015.

Gross Profit and Gross Margin

Gross profit was $120.4 million, or 33.4% of net sales, for the twenty-six weeks ended July 30, 2016, an increase from $100.1 million, or 33.7% of net sales, for the twenty-six weeks ended August 1, 2015. The increase in gross profit was primarily driven by increased sales volume from the net addition of 22 new stores opened since August 1, 2015 as well as a 1.4% increase in comparable stores sales. Gross margin decreased 30 basis points during the twenty-six weeks ended July 30, 2016 when compared to the twenty-six weeks ended August 1, 2015. The 30 basis point decrease is primarily due to higher occupancy costs resulting from the sale-leaseback transaction that occurred in

September 2015 pursuant to which we sold five of our properties and contemporaneously entered into a lease under which we leased back the properties for cumulative initial annual rent of $2.7 million. Gross margins for new stores did not differ materially from those of comparable stores during the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015, primarily as a result of the short six month period to maturity of new stores, following which the performance of new stores was consistent with comparable stores in each such period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.6 million for the twenty-six weeks ended July 30, 2016 compared to $61.3 million for the twenty-six weeks ended August 1, 2015, an increase of $18.3 million or 29.9%. As a percentage of sales, SG&A for the twenty-six weeks ended July 30, 2016 was 22.1% compared to 20.6% for the twenty-six weeks ended August 1, 2015. SG&A expenses include corporate overhead expenses, which represented $4.0 million of the increase, attributable to additional home office support capabilities as well as increased payroll expenses incurred to support our growth strategies and consulting and other professional fees relating to public company readiness initiatives. In addition, we recognized a $0.3 million loss on the sale of land in connection with the expansion of our distribution center during the twenty-six weeks ended July 30, 2016.  The remaining $14.3 million in increased selling, general and administrative expenses was contributed by store operations and was primarily driven by a $4.8 million increase in payroll expenses due to new store headcount and a $3.8 million increase in advertising expenses resulting from our efforts to continue to build brand awareness. Additionally, there was a $2.6 million increase in store pre-opening costs due to the increased number of new store openings and the timing of new store openings during the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015 as well as increases in various other administrative costs to support the continued growth in our store base. In addition, we recognized a $1.8 million gain on the sale of a property in Houston, Texas during the twenty-six weeks ended August 1, 2015.

Interest Expense, Net

Interest expense, net decreased to $16.7 million in the twenty-six weeks ended July 30, 2016 from $19.8 million in the twenty-six weeks ended August 1, 2015, a decrease of $3.1 million. The decrease in interest expense resulted from the June 2015 Refinancing. See "—Liquidity and Capital Resources".

Loss on Extinguishment of Debt

During the twenty-six weeks ended August 1, 2015, we recognized a loss on extinguishment of debt of approximately $36.0 million resulting from the June 2015 Refinancing. The loss on extinguishment of debt also includes the write-off of $7.0 million of unamortized deferred debt issuance costs.

Income Tax Provision

Income tax expense was $8.5 million for the twenty-six weeks ended July 30, 2016 compared to $26.4 million for the twenty-six weeks ended August 1, 2015. The effective tax rate for the twenty-six weeks ended July 30, 2016 was 38.4% compared to (146.8)% for the twenty-six weeks ended August 1, 2015. The effective tax rate for the twenty-six weeks ended July 30, 2016 differs slightly from the federal statutory rate primarily due to the impact of state and local income taxes and, to a lesser extent, the increase of our reserve for uncertain tax positions. The effective income tax rate differs significantly from federal statutory rate for the twenty-six weeks ended August 1, 2015 primarily due to the impact of state income taxes and changes in the valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated by operating activities, proceeds from sale-leaseback transactions and borrowings under our ABL Facility. Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our ABL Facility. Our primary cash needs are for day-to-day operations, to provide for infrastructure investments in our stores, to finance new store openings, to pay interest and principal on our indebtedness and to fund working capital requirements for seasonal inventory builds and new store inventory purchases.

As of July 30, 2016, we had $8.1 million of cash and cash equivalents and $79.5 million in borrowing availability under our ABL Facility. There were $7.0 million in face amount of letters of credit that had been issued under the ABL Facility at that date. In June 2016, we amended the agreement governing the ABL Facility (“ABL Credit Agreement”) to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities. A portion of the proceeds from the Term Loan Facilities was used to refinance and redeem our Senior Secured Notes, which has reduced our interest expense. The interest rates on the Term Loan Facilities are variable; based on LIBOR rates in effect at June 5, 2015, we were subject to interest payments on the term loans at a blended effective rate of 6.2%. For additional details on such debt agreements entered into in June 2015, see "—Term Loan Facilities." Historically, we were not subject to principal amortization payments under the Indenture governing the Senior Secured Notes. The First Lien Term Loan is repayable in equal quarterly installments of $0.8 million and the Second Lien Term Loan does not require periodic principal payments.

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share. The offering closed on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. We also incurred offering expenses of $5.1 million in connection with the initial public offering.

On September 8, 2016, we issued and sold a further 863,041 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option.  This exercise of the over-allotment option resulted in net proceeds to us of $12.0 million after deducting underwriters’ discounts and commissions.

We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the  $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 30, 2016 were approximately $62.3 million, net of sale-leaseback proceeds of $40.2 million. Capital expenditures for the twenty-six weeks ended July 30, 2016 were approximately 62.8 million. We estimate that our capital expenditures for the fiscal year ending January 28, 2017 will be in the range of $75 million to $85 million, net of proceeds from anticipated sale-leaseback transactions of $65 million to $75 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2017, we plan to open 22 new stores, net of one relocated store, of which 15 are already open and the remainder are under construction or have signed letters of intent as of July 30, 2016. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and proceeds from our ABL Facility. We expect remaining fiscal year 2017 net capital expenditures to be financed in the same manner.

Based on our growth plans, we believe that our cash position, net cash provided by operating activities and borrowings under our ABL Facility will be adequate to finance our planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and the foreseeable future thereafter. If cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.

Management reacts strategically to changes in economic conditions and monitors compliance with debt covenants to seek to mitigate any potential material impacts to our financial condition and flexibility.

Sale-Leaseback Transactions

As part of our flexible real estate strategy, we utilize sale-leaseback transactions to finance investments previously made for the purchase of second generation properties and the construction of new store locations. This enhances our ability to access a range of locations and facilities efficiently. We factor sale-leaseback transactions into our capital allocation decisions. In order to support the execution of sale-leaseback transactions, we have relationships with a number of major publicly traded REITs, many of which have demonstrated interest in our portfolio of assets.

In certain cases, the sale is treated as a like-kind exchange transaction for U.S. federal income tax purposes in accordance with Section 1031 of the Internal Revenue Code (the "Code"). Section 1031 of the Code allows companies to defer the taxable gain realized from the sale of certain "relinquished" real property if the proceeds are reinvested, in a timely manner, in qualifying like-kind "replacement" property. In addition, Section 1031 of the Code requires the sale proceeds of the relinquished property to be held in a restricted cash account by a third-party qualified intermediary, pending utilization thereof for the acquisition of a qualifying replacement property.

In August 2016, we entered into a sale-leaseback transaction pursuant to which we sold four properties in Broomfield, Colorado; Corpus Christi, Texas; Jenison, Michigan; and Buford, Georgia for a total of $32.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.2 million, subject to annual escalations. Approximately $3.7 million of the proceeds from the sale were used to pay off a note payable related the Corpus Christi property.

On September 9, 2016, we entered into a sale-leaseback transaction pursuant to which we sold three properties in Colorado Springs, Colorado; Kissimmee,  Florida; and O’Fallon, Illinois for a total of $30.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.1 million, subject to annual escalations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015

Net Cash Provided by (Used in) Operating Activities	$42,479	$(1,935)
Net Cash Used in Investing Activities	(63,632)	(23,271)
Net Cash Provided by Financing Activities	23,870	26,651
Net Increase in Cash and Cash Equivalents	2,717	1,445

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $42.5 million for the twenty-six weeks ended July 30, 2016 compared to net cash used in operating activities of $1.9 million during the twenty-six weeks ended August 1, 2015. The $44.4 million increase in cash provided by operating activities was primarily due to a decrease in payments for accrued liabilities primarily related to an increase in accrued inventory in-transit and related freight costs of $26.5 million as well as a decrease in payments for accounts payable of $13.3 million, both related to the timing of payments, and a decrease in cash paid for interest of $7.8 million.  These sources of cash were partially offset by an increase in purchases of merchandise inventories of $10.9 million and an increase in cash paid for income taxes of $6.2 million.  Inventory levels at the end of the second fiscal quarter 2017 were $212.6 million, an increase of $36.2 million, or 20.5%, from the end of fiscal year 2016. The increase in inventories was primarily due to new store growth during fiscal year 2016 and the first six months of fiscal year 2017 and the seasonal build of holiday assortments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $63.6 million for the twenty-six weeks ended July 30, 2016 compared to $23.3 million for the twenty-six weeks ended August 1, 2015. The $40.3 million increase in cash used in investing activities was primarily driven by a decrease of $16.1 million in net restricted cash proceeds attributable to sale-leaseback transactions for which the sale was treated as a like-kind exchange in accordance with Section 1031 of the Code. Net cash used in investing activities during the second fiscal quarter 2017 was principally used to support our growth strategies as well as funding an additional $15.8 million in capital expenditures as a result of constructing more purchased stores and ground up builds during that period as compared to more leased stores during the twenty-six weeks ended August 1, 2015. Capital expenditures of $62.8 million for the twenty-six weeks ended July 30, 2016 consisted of $54.8 million invested in new store growth with the remaining $8.0 million primarily related to investments in information technology, our distribution center and existing stores. Capital expenditures of $45.3 million for the twenty-six weeks ended August 1, 2015 consisted of $39.0 million invested in new store growth with the remaining $6.3 million being related to investments in information technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $23.9 million for the twenty-six weeks ended July 30, 2016 compared to $26.7 million for the twenty-six weeks ended August 1, 2015, a decrease of $2.8 million primarily due to $27.3 million of net proceeds from borrowings under our Term Loan Facilities after payment of related debt issuance costs and the redemption of the Senior Secured Notes during the twenty-six weeks ended August 1, 2015 that did not recur during the twenty-six weeks ended July 30, 2016. This was partially offset by a $23.2 million increase in net proceeds from borrowings under our ABL Facility during the twenty-six weeks ended July 30, 2016.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, "Leases"), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our consolidated balance sheet. In certain leases, we maintain various forms of "prohibited continuing involvement" in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of July 30, 2016, we have not derecognized any landlord assets or associated financing obligations.

Term Loan Facilities

On June 5, 2015, At Home Holding III Inc. (“Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower,  At Home Holding II Inc. (“At Home II”), certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan (“First Lien Term Loan”), which amount was borrowed on June 5, 2015. The First Lien Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of $0.8 million for an annual aggregate amount equal to 1% of the original principal amount of $300.0 million. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the First Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to, after a qualifying initial public offering, a 0.50% reduction if a certain secured net leverage ratio level is met.

On June 5, 2015, the Borrower entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provides for a $130.0 million term loan (the “Second Lien Term Loan”), which amount was borrowed on June 5, 2015. The Second Lien Term Loan will mature on June 5, 2023 and does not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%.

The Term Loan Facilities permit us to add one or more incremental term loans up to $50.0 million (shared between the First Lien Term Loan and the Second Lien Term Loan) plus additional amounts subject to our compliance with, with respect to the First Lien Term Loan, a first lien net leverage ratio test, and, with respect to the Second Lien Term Loan, a secured net leverage ratio test. The first lien net leverage ratio test and the secured net leverage ratio test are calculated using Adjusted EBITDA, which is defined as "Consolidated EBITDA" under our credit agreements.

The Term Loan Facilities have various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan Facilities. As of July 30, 2016 and August 1, 2015, we were in compliance with all covenants prescribed under the Term Loan Facilities.

At our option, the First Lien Term Loan was prepayable on or prior to June 5, 2016 subject to, in the case of a repricing transaction, a prepayment premium equal to the principal amount of First Lien Term Loan subject to such prepayment multiplied by 1%. Any prepayment of all or any portion of the outstanding First Lien Term Loan on or after June 5, 2016 is not subject to a premium. At our option, the Second Lien Term Loan may also be prepaid (but subject to the restrictions contained in the First Lien Term Loan/Second Lien Intercreditor Agreement) on or prior to June 5, 2017; provided, however, that any voluntary prepayment shall be subject to a prepayment premium equal to the principal amount of Second Lien Term Loan subject to such prepayment multiplied by 1%. In addition, on and after June 5, 2017, any prepayment or repayment of the Second Lien Term Loan (whether optional, mandatory, at maturity or otherwise) is subject to the payment of an exit fee equal to 4.50% of the amount of the Second Lien Term Loan being so prepaid or repaid in the case of any prepayment or repayment occurring on or after June 5, 2017 but prior to June 5, 2018, which exit fee increases over time to an amount equal to 12.00% of the amount of the Second Lien Term Loan being so prepaid or repaid in the case of any prepayment or repayment occurring on or after June 5, 2022. In addition, the Second Lien Term Loan is subject to mandatory prepayment under certain circumstances, including upon the consummation of any qualifying initial public offering, in an amount equal to the aggregate net proceeds resulting from such qualifying initial public offering.

The Borrower used the net proceeds from the Term Loan Facilities (i) to effect the refinancing of all outstanding indebtedness under the Senior Secured Notes, (ii) to pay fees and expenses in connection with the Term Loan Facilities of approximately $13.6 million, (iii) to repay $29.2 million in amounts outstanding under the ABL Facility, and (iv) for general corporate purposes.

We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the  $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan.  The repayment will result in a loss on extinguishment of debt in the amount of approximately $2.7 million, which will be recognized during the third quarter of fiscal 2017.

2.75	% Senior Secured Notes Due 2019

In May 2012, At Home Holding III Inc. (“At Home III”) issued the Senior Secured Notes. The terms of the Senior Secured Notes were governed by the Indenture (the "Indenture"), dated May 16, 2012, among At Home III, the guarantors party thereto and Wells Fargo, National Association (the "Trustee"). Interest was payable semi-annually in arrears on each June 1st and December 1st, commencing on December 1, 2012.

The Senior Secured Notes were fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by our domestic restricted subsidiaries. The Senior Secured Notes and the related guarantees were secured, subject to certain exceptions, by (i) a first priority lien on substantially all of our and the guarantors' assets (other than inventory and accounts receivable and related assets, which assets secure our ABL Facility on a first priority basis (the "ABL Priority Collateral")), including first priority liens on any capital stock held by us or a guarantor, and (ii) a second priority lien on the ABL Priority Collateral.

The Indenture contained customary covenants limiting At Home III's and its restricted subsidiaries' operations. It also provided for events of default that, in certain circumstances, permitted acceleration of the payment of principal, premium, if any, and interest on the then outstanding Senior Secured Notes.

On June 5, 2015, At Home III completed the redemption of the Senior Secured Notes at a price equal to 108.063% for total cash consideration of $389.4 million, which includes a $29.0 million early redemption premium and $0.4 million of accrued interest. The redemption resulted in a loss on extinguishment of debt in the amount of approximately $36.0 million, which includes the write off of approximately $7.0 million of unamortized deferred debt issuance costs.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility which provided for cash borrowings or issuances of letters of credit based on defined percentages of eligible inventory and credit card receivable balances up to a maximum facility limit of $80.0 million. In May 2012, we entered into the First Amendment to the ABL Credit Agreement, which amended the ABL Facility to, among other things, permit the Senior Secured Notes. In May 2013, we entered into the Second Amendment to the ABL Credit Agreement, which amended the ABL Facility to increase the facility limit to $90.0 million, extend the maturity from October 2016 to May 2018, reduce the interest rate and fees and amended various other covenants and related definitions. In July 2014, we entered into the Third Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain financial terms and other covenants. Such modifications included increasing the facility from $90.0 million to $140.0 million; extending the scheduled maturity date from May 2018 to July 2019; reducing the margin on borrowings by 0.25%; providing for the release of certain real property collateral in specified circumstances; adding Wells Fargo Bank, National Association as a new lender under the facility and amending various other covenants, terms and related definitions to provide additional flexibility with the facility. In September 2014, we entered into the Assumption and Ratification Agreement, which updated the names of the loan parties to reflect our corporate restructuring and rebranding. On June 5, 2015, At Home III also entered into the Fourth Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain provisions of the agreement to, among other things, permit the Term Loan Facilities to be issued and amend certain terms in the ABL Facility to be consistent with the terms set forth in the Term Loan Facilities. In June 2016, we amended our ABL Facility to exercise the $75.0 million accordion feature of the ABL Facility, which increased the aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. The other terms of the ABL Facility remain unchanged.

The ABL Facility is secured by substantially all of our assets with a first priority lien on ABL Priority Collateral and a second priority lien (as between the ABL Facility Lenders and the Term Loan Facility Lenders) on all non-ABL Priority Collateral.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate, and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 2.00% during each of the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

As of July 30, 2016, approximately $102.7 million was outstanding under the ABL Facility, approximately $7.0 million in face amount of letters of credit had been issued and we had availability of approximately $79.5 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of at least the greater of $10.0 million or 10% of the line cap, the consolidated fixed charge coverage ratio of the most recently completed period of four consecutive quarters must be 1.00 to 1.00 or higher. As of July 30, 2016 and August 1, 2015, we were in compliance with all covenants under the ABL Facility.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements. We do enter into operating lease commitments, letters of credit and purchase obligations in the normal course of our operations.

Seasonality

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday decorating seasons, respectively. However, our broad and comprehensive product offering makes us less susceptible to holiday shopping seasonal patterns than many other retailers. Our quarterly results have been and will continue to be affected by the timing of new store openings and their associated pre-opening costs. As a result of these factors, our financial and operating results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is included in Note 1 to the annual consolidated financial statements included in the Prospectus. There have been no significant changes in the critical accounting policies and estimates described in the Prospectus.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02 "Leases", which supersedes ASC 840 "Leases" and creates a new topic, ASC 842 "Leases". Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. While we are currently evaluating the impact of ASU 2016-02, we expect that upon adoption we will recognize right of use, or ROU, assets and liabilities that could be material to our financial statements.

In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 requires that breakage on prepaid stored-value product liabilities (for example, prepaid gift cards) be accounted for consistent with the breakage guidance in “Topic 606, Revenue from Contracts with Customers”. ASU 2016-04 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted. This standard is to be applied either using a modified retrospective approach or retrospectively to each period presented. We are currently evaluating the impact of ASU 2016-04.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment award transactions and is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

As an emerging growth company, the JOBS Act allows us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to irrevocably ‘‘opt out’’ of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against London Interbank Offered Rates ("LIBOR"). In addition, one of our notes payable related to a mortgage loan secured by a property used in the operation of our business bears interest at a variable rate. Based on our overall interest rate exposure to variable rate debt outstanding as of July 30, 2016, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $5.3 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

On August 1, 2016, we entered into a sale-leaseback transaction pursuant to which we sold four properties in Broomfield, Colorado; Corpus Christi, Texas; Jenison, Michigan; and Buford, Georgia for a total of $32.6 million. Approximately $3.7 million of the proceeds from the sale were used to pay off the note payable related to a mortgage loan secured by the property in Corpus Christi that bears interest at a variable rate. In addition, we used the net proceeds from our initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan.  These repayments will further reduce our interest expense in the future.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Foreign Currency Risk

We purchase approximately 60% of our merchandise from suppliers in foreign countries, however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, and our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending January 27, 2018 if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company”. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended July 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business.

ITEM 1a.  RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the prospectus, dated August 3, 2016, filed pursuant to Rule 424(b)(4), relating to our initial public offering which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2016 our Registration Statement on Form S-1 (File No. 333-206772) relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). We sold 8,667,000 of the shares registered at a price of $15.00 per share. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Jefferies LLC and Morgan Stanley & Co. LLC acted as joint book-running managers in the offering. Evercore Group L.L.C., Guggenheim Securities, LLC and William Blair & Company, L.L.C. acted as co-managers in the offering. The offering closed on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. We also incurred offering expenses of $5.1 million in connection with the initial public offering.

On September 8, 2016, we issued and sold a further 863,041 of the shares pursuant to the underwriter’s partial exercise of the over-allotment option.  This exercise of the over-allotment option resulted in net proceeds of $12.0 million after deducting underwriters’ discounts and commissions.

We used the net proceeds from the initial public offering and the partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan.

There has been no material change in the use of proceeds as described in the final prospectus filed on August 4, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On September 7, 2016, At Home Stores LLC, a subsidiary of the Company, entered into a Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Credit Card Agreement”) with Synchrony Bank (“Synchrony”).

The Credit Card Agreement establishes an At Home branded private label revolving consumer credit card program (“PLCC Program”) and a co-branded revolving consumer credit card program (“Co-Brand Program” and, together with the PLCC Program, the “Program”). During the term of the Credit Card Agreement, At Home Stores LLC will make the Program available to approved customers in the United States and its territories. At Home Stores LLC and Synchrony will use commercially reasonable efforts to launch the Program by mid-calendar year 2017 (the “Launch Date”). Synchrony will extend credit directly to cardholders under the Program to finance purchases from At Home Stores LLC, and, in the case of the Co-Brand Program, from other merchants within the applicable credit card network. At Home Stores LLC will also maintain a cardholder loyalty program connected to the Program, to be administered by Synchrony.

Synchrony will compensate At Home Stores LLC, in accordance with the Credit Card Agreement, based on the performance of the Program.

The initial term of the Credit Card Agreement is seven years from the Launch Date and renews automatically for successive one-year terms unless either party provides notice of termination at least 12 months prior to expiration of the initial or renewal term. The Credit Card Agreement contains early termination rights for each party, including termination rights upon default or upon other specified events.

ITEM 6.  EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

*31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP, INC.

September 13, 2016	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chief Executive Officer (Principal Executive Officer)

September 13, 2016	/s/ JUDD T. NYSTROM
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)