Form 10-Q
period 2016-10-29
At Home Group Inc.
filed 2016-12-06
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

There were 60,366,768 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 5, 2016.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expected new store openings, growth targets and potential growth opportunities and future capital expenditures and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	October 29, 2016	January 30, 2016	October 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,663	$5,428	$6,800
Inventories, net	248,053	176,388	192,921
Prepaid expenses	4,675	6,351	6,713
Other current assets	3,186	3,229	856
Total current assets	263,577	191,396	207,290
Property and equipment, net	314,114	272,776	250,726
Goodwill	569,732	569,732	569,732
Trade name	1,452	872	872
Debt issuance costs, net	1,322	1,323	1,454
Restricted cash	630	26	861
Noncurrent deferred tax asset	34,226	14,726	4,909
Other assets	544	3,959	3,399
Total assets	$1,185,597	$1,054,810	$1,039,243
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$66,482	$31,139	$32,033
Accrued liabilities	75,834	54,472	48,304
Revolving line of credit	87,020	76,600	91,000
Current portion of deferred rent	6,983	4,518	4,409
Current portion of long-term debt and financing obligations	3,720	3,789	3,777
Income taxes payable	13,244	—	31,955
Total current liabilities	253,283	170,518	211,478
Long-term debt	291,864	422,610	422,631
Financing obligations	18,649	19,017	19,136
Deferred rent	104,175	70,156	69,821
Other long-term liabilities	2,641	3,356	6,983
Total liabilities	670,612	685,657	730,049
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 60,366,768, 50,836,727 and 50,836,727 shares issued and outstanding, respectively	604	508	508
Additional paid-in capital	543,674	409,746	408,561
Accumulated deficit	(29,293)	(41,101)	(99,875)
Total shareholders' equity	514,985	369,153	309,194
Total liabilities and shareholders' equity	$1,185,597	$1,054,810	$1,039,243

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net sales	$170,678	$139,431	$531,121	$436,655
Cost of sales	119,283	97,993	359,371	295,140
Gross profit	51,395	41,438	171,750	141,515

Operating expenses
Selling, general and administrative expenses	45,784	36,093	125,399	97,388
Depreciation and amortization	1,078	707	2,940	1,641
Total operating expenses	46,862	36,800	128,339	99,029

Operating income	4,533	4,638	43,411	42,486
Interest expense, net	5,177	8,409	21,888	28,177
Loss on extinguishment of debt	2,715	—	2,715	36,045
(Loss) income before income taxes	(3,359)	(3,771)	18,808	(21,736)
Income tax (benefit) provision	(1,503)	7,086	7,000	33,463
Net (loss) income	$(1,856)	$(10,857)	$11,808	$(55,199)

Earnings per share:
Net (loss) income per common share:
Basic	$(0.03)	$(0.21)	$0.22	$(1.08)
Diluted	$(0.03)	$(0.21)	$0.21	$(1.08)
Weighted average shares outstanding:
Basic	59,615,926	50,836,727	53,763,127	50,836,727
Diluted	59,615,926	50,836,727	55,303,519	50,836,727

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015
Operating Activities
Net income (loss)	$11,808	$(55,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,378	20,842
Loss (gain) on disposal of fixed assets	261	(1,790)
Non-cash interest expense	2,170	1,935
Amortization of deferred gain on sale-leaseback	(3,253)	(2,201)
Deferred income taxes	(19,500)	(2,491)
Stock-based compensation	6,093	3,477
Loss on extinguishment of debt	2,715	36,045
Changes in operating assets and liabilities
Inventories	(71,665)	(50,665)
Prepaid expenses and other current assets	1,729	1,230
Other assets	(1,886)	(2,820)
Accounts payable	29,297	(4,200)
Accrued liabilities	20,642	(7,959)
Income taxes payable	13,531	31,441
Deferred rent	8,679	5,564
Net cash provided by (used in) operating activities	26,999	(26,791)
Investing Activities
Purchase of property and equipment	(92,945)	(73,915)
Purchase of intangible assets	(580)	(19)
Change in restricted cash	(605)	16,399
Net proceeds from sale of property and equipment	62,069	45,582
Net cash used in investing activities	(32,061)	(11,953)
Financing Activities
Payments under lines of credit	(302,489)	(162,100)
Proceeds from lines of credit	312,909	185,700
Payment of debt issuance costs	(323)	(13,779)
Proceeds from issuance of long-term debt	—	430,000
Payment of Second Lien Term Loan	(130,000)	—
Payment of Senior Secured Notes	—	(389,027)
Payments on financing obligations	(402)	(231)
Payments on long-term debt	(5,342)	(9,725)
Proceeds from issuance of common stock	132,944	—
Net cash provided by financing activities	7,297	40,838
Increase in cash and cash equivalents	2,235	2,094
Cash and cash equivalents, beginning of period	5,428	4,706
Cash and cash equivalents, end of period	$7,663	$6,800

Supplemental Cash Flow Information
Cash paid for interest	$15,976	$32,982
Cash paid for income taxes	$11,730	$783

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

The condensed consolidated balance sheets as of October 29, 2016 and October 31, 2015 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 30, 2016 has been derived from the audited financial statements for the fiscal year then ended included in our final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 4, 2016 (the “Prospectus”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 30, 2016 and January 31, 2015 and the related notes thereto included in the Prospectus.

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

Initial Public Offering

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. We also incurred offering expenses of $5.3 million in connection with the initial public offering, which are included in additional paid-in capital in the condensed consolidated balance sheets as of October 29, 2016.

On September 8, 2016, we issued and sold a further 863,041 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option.  This exercise of the over-allotment option resulted in net proceeds to us of $12.0 million after deducting underwriters’ discounts and commissions of $0.9 million.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our $130.0 million second lien term loan (the “Second Lien Term Loan”).

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to "third fiscal quarter 2017" relate to the thirteen weeks ended October 29, 2016 and references to "third fiscal quarter 2016" relate to the thirteen weeks ended October 31, 2015. References herein to “the nine months ended October 29, 2016” relate to the thirty-nine weeks ended October 29, 2016 and references to “the nine months ended October 31, 2015” relate to the thirty-nine weeks ended October 31, 2015.

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

Reclassifications

Certain prior year amounts have been reclassified in the accompanying condensed consolidated balance sheets to conform to our third fiscal quarter 2017 and fiscal year 2016 presentation, including the reclassification of current deferred income taxes to non-current deferred income taxes to reflect the adoption of Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” and the reclassification of certain unamortized deferred debt issuance costs from non-current assets to a direct reduction of the related long-term debt obligation to reflect the adoption of ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and thirty-nine weeks ended October 29, 2016 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02 and we expect that upon adoption we will recognize right of use, or ROU, assets and liabilities that could be material to our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of ASU 2016-15.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

At October 29, 2016, the fair value of our fixed rate mortgage due February 1, 2037 was $7.1 million, which was approximately $1.0 million above the carrying value of $6.1 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

3.    Sale-Leaseback Transactions

In September 2016, we sold three of our properties in Colorado Springs, Colorado; Kissimmee, Florida; and O’Fallon, Illinois for a total of $30.6 million resulting in a net gain of $16.9 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.1 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, or September 2031.

In August 2016, we sold four of our properties in Broomfield, Colorado; Corpus Christi, Texas; Jenison, Michigan; and Buford, Georgia for a total of $32.6 million resulting in a net gain of $14.2 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.2 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, or July 2031. Approximately $3.7 million of the proceeds from the sale were used to pay off a note payable related to the Corpus Christi property.

In September 2015, we sold five of our properties in Grand Prairie, Texas; Toledo, Ohio; Pharr, Texas; New Braunfels, Texas; and Gulfport, Mississippi for a total of $40.2 million resulting in a net gain of $15.8 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.7 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, or September 2030. Approximately $5.5 million of the proceeds from the sale were used to pay off notes payable related the Grand Prairie and New Braunfels properties.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 29,	January 30,	October 31,
	2016	2016	2015

Inventory in-transit	$15,370	$14,817	$14,559
Accrued payroll and other employee-related liabilities	7,930	10,089	6,890
Accrued taxes, other than income	13,415	8,345	12,704
Accrued interest	4,092	337	55
Insurance liabilities	1,328	3,505	1,723
Construction costs	6,879	4,210	168
Accrued freight	9,375	757	144
Other	17,445	12,412	12,061
Total accrued liabilities	$75,834	$54,472	$48,304

5.    Revolving Line of Credit

Interest on borrowings under our $215.0 million senior secured asset based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 2.10% and 1.50% during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. The effective interest rate was approximately 2.20% and 1.70% during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

In June 2016, we amended the agreement governing the ABL Facility to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. The other terms of the ABL Facility were not changed by the amendment.

As of October 29, 2016, approximately $87.0 million was outstanding under the ABL Facility, approximately $3.9 million in face amount of letters of credit had been issued and we had availability of approximately $124.0 million. As of October 29, 2016, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 29,	January 30,	October 31,
	2016	2016	2015

Term Loan Facilities	$296,250	$428,559	$429,126
Note payable, bank (a)	6,135	6,241	6,274
Note payable, bank	—	3,736	3,762
Total debt	302,385	438,536	439,162
Less: current maturities	3,150	3,248	3,245
Less: unamortized deferred debt issuance costs	7,371	12,678	13,286
Long-term debt	$291,864	$422,610	$422,631

(a)	Matures February 1, 2037; $42,697 payable monthly, including interest at 5.90%; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. ("Borrower"), entered into a first lien credit agreement (the "First Lien Agreement"), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan ("First Lien Term Loan"), which amount was borrowed on June 5, 2015. The First Lien Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount of $300.0 million. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the First Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to, after a qualifying initial public offering, a 0.50% reduction if a certain secured net leverage ratio level is met.

On June 5, 2015, the Borrower also entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provided for the Second Lien Term Loan (together with the First Lien Term Loan, the "Term Loan Facilities"), which amount was borrowed on June 5, 2015. The Second Lien Term Loan had a maturity date of June 5, 2023 and did not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower had the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%.

During the thirteen weeks ended October 29, 2016, we used the net proceeds from our initial public offering and the exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”). The repayment resulted in a loss on extinguishment of debt in the amount of $2.7 million.

7.    Related Party Transactions

In connection with the initial public offering, the management agreement with our controlling shareholder, AEA Investors LP (“AEA”), an affiliate of our controlling shareholder, and affiliated co-investors including Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”), was terminated as of August 3, 2016 and the Sponsors no longer receive management fees from us. Following the initial public offering, the Sponsors own approximately 85% of our outstanding common stock.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We were previously obligated to pay management fees of approximately $2.6 million annually to AEA. We recognized approximately $0.1 million and $0.7 million of management fees and reimbursed expenses during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. We recognized approximately $1.4 million and $2.0 million of management fees and reimbursed expenses during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

We were also obligated to pay management fees of approximately $0.9 million annually to Starr Investments. During the thirteen weeks ended October 29, 2016, we recognized an immaterial amount of management fees to Starr Investments. We recognized approximately $0.2 million of management fees during the thirteen weeks ended October 31, 2015. We recognized approximately $0.5 million and $0.7 million of management fees during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

Until November 1, 2016, affiliates of AEA owned a significant equity position in Dematic Corporation, an external vendor that designs, develops and delivers solutions that optimize companies' supply chain, improve performance and increase productivity through intelligent warehouse logistics and materials handling solutions. In February 2014, we executed an agreement with Dematic Corporation for the installation of a system to assist in the automation of our distribution center. During the thirteen and thirty-nine weeks ended October 29, 2016, we paid Dematic Corporation approximately $0.1 million and $0.4 million, respectively, under the agreement which is primarily recorded in property and equipment, net. Affiliates of AEA disposed of their interest in Dematic Corporation as of November 1, 2016, and Dematic Corporation is no longer a related party.

Merry Mabbett Inc. ("MMI") is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chief Executive Officer. During the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During each of the thirteen weeks ended October 29, 2016 and October 31, 2015, we paid MMI approximately $0.1 million for fixtures, furniture and equipment and design related services. During the thirty-nine weeks ended October 29, 2016 and October 31, 2015, we paid MMI approximately $0.1 million and $0.3 million, respectively, for fixtures, furniture and equipment and design related services.

8.    Income Taxes

Our effective tax rate for the thirteen weeks ended October 29, 2016 was 44.8% compared to (187.9)% for the thirteen weeks ended October 31, 2015. Our effective tax rate for the thirty-nine weeks ended October 29, 2016 was 37.2% compared to (154.0)% for the thirty-nine weeks ended October 31, 2015. The effective tax rate for each of the thirteen and thirty-nine weeks ended October 29, 2016 differs from the federal statutory rate primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits and the nondeductible interest expense related to the debt extinguishment upon repayment of the Second Lien Term Loan. The effective income tax rate differs significantly from the federal statutory rate for each of the thirteen and thirty-nine weeks ended October 31, 2015 primarily due to the impact of state income taxes and changes in the valuation allowance on our deferred tax assets.

During the thirteen and thirty-nine weeks ended October 31, 2015, we were maintaining a valuation allowance because we had concluded that it was more likely than not that certain net deferred tax assets would not be realized. Consequently, our effective tax rate differed significantly from the statutory rate because of changes in the valuation allowance.  Our effective tax rate was also, to a lesser extent, impacted by state and local income taxes as well as changes in certain unrecognized tax benefits. As of January 30, 2016, after assessing available positive and negative evidence to estimate if sufficient future income will be generated to utilize our deferred tax assets, we concluded it was

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

more likely than not that our deferred tax assets would be realized in future years and we reversed the valuation allowance.

9.    Commitments and Contingencies

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

10.    Earnings Per Share

In accordance with ASC 260, (Topic 260, "Earnings Per Share"), basic earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average shares outstanding for the period and include the dilutive impact of potential shares from the exercise of stock options. Potentially dilutive securities are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Numerator:
Net (loss) income	$(1,856)	$(10,857)	$11,808	$(55,199)

Denominator:
Weighted average common share outstanding-basic	59,615,926	50,836,727	53,763,127	50,836,727
Effect of dilutive securities:
Stock options	—	—	1,540,392	—
Weighted average common share outstanding-diluted	59,615,926	50,836,727	55,303,519	50,836,727

Per common share:
Basic net (loss) income per common share	$(0.03)	$(0.21)	$0.22	$(1.08)
Diluted net (loss) income per common share	$(0.03)	$(0.21)	$0.21	$(1.08)

For the thirteen weeks ended October 29, 2016 and October 31, 2015, approximately 8,044,578 and 5,620,182, respectively, of stock options were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive. For the thirty-nine weeks ended October 29, 2016 and October 31, 2015, approximately 1,090,324 and 3,772,918, respectively, of stock options were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.    Stock-Based Compensation

On August 3, 2016, we made a special one-time initial public offering transaction bonus grant of 2,478,702 options to certain members of our senior management team under the At Home Group Inc. Equity Incentive Plan that was adopted by the Company on September 11, 2015 and was subsequently amended and restated and approved by the Company’s board of directors on July 22, 2016 (the “2016 Equity Plan”). Under the 2016 Equity Plan, equity awards may be made for up to 6,196,755 shares of common stock of the Company ("Shares"). Subject to any adjustment as provided in the 2016 Equity Plan, (i) up to 2,478,702 Shares (the ‘‘IPO Bonus Pool’’) may be issued pursuant to awards granted under the 2016 Equity Plan to senior executives of the Company in connection with the consummation of our initial public offering and (ii) up to 3,718,053 Shares may be issued pursuant to awards granted under the 2016 Equity Plan (other than the IPO Bonus Pool) (the ‘‘Post-IPO Share Pool’’).

The one-time bonus grant is subject to market conditions in which vesting occurs if the closing price of the Company’s common stock achieves the pre-established targets at any time during the specified performance period of seven years from the date of the grant and exceeds the targets for twenty consecutive trading days, disregarding the six-month period immediately following August 3, 2016. We determined the fair value of the grant subject to market conditions using a Monte-Carlo simulation method. The one-time bonus grant had a grant date fair value of approximately $20.0 million, which will be incremental to our ongoing stock-based compensation expense. The stock-based compensation expense for the one-time bonus grant will be expensed over the derived service period, which began in the third fiscal quarter 2017 and will continue through the following eight quarters.

On August 3, 2016, we also granted to one employee an option to purchase 28,326 shares of common stock at the initial public offering price under a stock option plan that was adopted by the Company in 2012.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to "fiscal year 2017" relate to the 52 weeks ending January 28, 2017 and references herein to “fiscal year 2016” relate to the 52 weeks ended January 30, 2016. References herein to "the third fiscal quarter 2017" and "the third fiscal quarter 2016" relate to the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. References herein to "the nine months ended October 29, 2016" and "the nine months ended October 31, 2015" relate to the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

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

As of October 29, 2016, our store base is comprised of 122 large format stores across 30 states and 68 markets, averaging approximately 120,000 square feet per store. Over the past five completed fiscal years we have opened 59 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new adjacent markets.

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

Pricing strategy. We are committed to providing our products at everyday low prices. We value engineer products in collaboration with our suppliers to recreate the “look” that we believe our customer wants while eliminating the costly construction elements that our customer does not value. We believe our customer views shopping At Home as an in-person experience through which our customer can see and feel the quality of our products and physically assemble a desired aesthetic. This design approach allows us to deliver an attractive value to our customers, as our products are typically less expensive than other branded products with a similar look. We employ a simple everyday low pricing strategy that consistently delivers savings to our customers without the need for extensive promotions, as evidenced by 80% of our net sales occurring at full price.

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

Refinancings. In June 2015, we entered into a $300.0 million senior secured first lien term loan facility and a $130.0 million senior secured second lien term loan facility. The proceeds of these term loans were used to refinance and redeem in full our 10.75% senior secured notes due 2019, which reduced our overall cost of capital. In addition, we used net proceeds from our initial public offering and partial exercise of the over-allotment option to repay in full the $130.0 million of principal amount of indebtedness outstanding under the senior secured second lien term loan facility, which further reduced our cost of capital and debt service obligations. For more information, please see "—Liquidity and Capital Resources".

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures include net sales, gross profit and gross margin, and selling, general and administrative expenses. In addition, we also review other important metrics such as Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income (Loss).

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering is expected to result in incremental non-cash stock-based compensation expense of approximately $20.0 million, which is being expensed over the derived service period beginning in the third quarter of fiscal 2017 and continuing over the following eight quarters.

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

Adjusted EBITDA is defined as net (loss) income before interest expense, net, loss from early extinguishment of debt, income tax (benefit) provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, costs associated with new store openings, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see "—Results of Operations".

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past four years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. For a reconciliation of Store-level Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see "—Results of Operations".

Adjusted Net Income (Loss)

Adjusted Net Income (Loss) represents our net (loss) income, adjusted for loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense and initial public offering transaction costs. We present Adjusted Net Income (Loss) because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For a reconciliation of Adjusted Net Income (Loss) to net (loss) income, the most directly comparable GAAP measure, see "—Results of Operations".

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$170,678	$139,431	$531,121	$436,655
Cost of sales	119,283	97,993	359,371	295,140
Gross profit	51,395	41,438	171,750	141,515
Operating expenses
Selling, general and administrative expenses	45,784	36,093	125,399	97,388
Depreciation and amortization	1,078	707	2,940	1,641
Total operating expenses	46,862	36,800	128,339	99,029
Operating income	4,533	4,638	43,411	42,486
Interest expense, net	5,177	8,409	21,888	28,177
Loss on extinguishment of debt	2,715	—	2,715	36,045
(Loss) income before income taxes	(3,359)	(3,771)	18,808	(21,736)
Income tax (benefit) provision	(1,503)	7,086	7,000	33,463
Net (loss) income	$(1,856)	$(10,857)	$11,808	$(55,199)
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.9%	70.3%	67.7%	67.6%
Gross profit	30.1%	29.7%	32.3%	32.4%
Operating Expenses
Selling, general and administrative expenses	26.8%	25.9%	23.6%	22.3%
Depreciation and amortization	0.6%	0.5%	0.6%	0.4%
Total operating expenses	27.5%	26.4%	24.2%	22.7%
Operating income	2.7%	3.3%	8.2%	9.7%
Interest expense, net	3.0%	6.0%	4.1%	6.5%
Loss on extinguishment of debt	1.6%	—%	0.5%	8.3%
(Loss) income before income taxes	(2.0)%	(2.7)%	3.5%	(5.0)%
Income tax (benefit) provision	(0.9)%	5.1%	1.3%	7.7%
Net (loss) income	(1.1)%	(7.8)%	2.2%	(12.6)%
Operational Data:
Total stores at end of period	122	100	122	100
New stores opened	7	8	23	20
Comparable store sales	4.2%	1.2%	2.3%	2.9%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$37,620	$33,024	$138,080	$119,755
Store-level Adjusted EBITDA margin(2)	22.0%	23.7%	26.0%	27.4%
Adjusted EBITDA(2)	$22,592	$18,811	$93,140	$81,458
Adjusted EBITDA margin(2)	13.2%	13.5%	17.5%	18.7%
Adjusted Net Income (Loss)(3)	$1,528	$(10,405)	$15,668	$37,189

(1)

We present Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income (Loss), which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as interest, depreciation, amortization, loss on extinguishment of debt and taxes, as well as costs related to new store openings, which are incurred on a limited basis with respect to any particular store when opened and are not indicative of ongoing core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA, Store-level

Adjusted EBITDA and Adjusted Net Income (Loss). In particular, Store-level Adjusted EBITDA does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. Our presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income (Loss) should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income (Loss) in the future, and any such modification may be material. In addition, Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income (Loss) may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our ABL Facility (defined therein as "Consolidated EBITDA") and our Term Loan Facilities (defined therein as "Consolidated Cash EBITDA"). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions.  Management believes that Adjusted Net Income (Loss) assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net (loss) income to EBITDA (excluding loss on extinguishment of debt), Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net (loss) income	$(1,856)	$(10,857)	$11,808	$(55,199)
Interest expense, net	5,177	8,409	21,888	28,177
Loss on extinguishment of debt	2,715	—	2,715	36,045
Income tax (benefit) provision	(1,503)	7,086	7,000	33,463
Depreciation and amortization(a)	9,373	7,648	26,378	20,842
EBITDA	$13,906	$12,286	$69,789	$63,328
Legal settlements and consulting and other professional services(b)	1,267	123	2,598	2,070
Costs associated with new store openings(c)	2,812	3,448	9,700	7,780
Relocation and employee recruiting costs(d)	45	67	190	304
Management fees and expenses(e)	71	902	1,847	2,737
Stock-based compensation expense(f)	1,135	1,185	3,385	3,477
Stock-based compensation related to special one-time IPO bonus grant(g)	2,708	—	2,708	—
Non-cash rent(h)	559	869	2,159	1,911
Other(i)	89	(69)	764	(149)
Adjusted EBITDA	$22,592	$18,811	$93,140	$81,458
Corporate overhead expenses(j)	15,028	14,213	44,940	38,297
Store-level Adjusted EBITDA	$37,620	$33,024	$138,080	$119,755

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of operations.

(b)

Primarily consists of (i) consulting and other professional fees with respect to tax consulting services as well as completed projects to enhance our accounting and finance capabilities and other public company readiness initiatives, of $1.3 million and $0.5 million during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and $2.6 million and $2.0 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively and (ii) litigation settlement charges and related legal fees for certain claims and legal costs for other matters relating to events that arose prior to our acquisition by our Sponsors that have concluded in the amounts of $(0.4) million for the thirteen weeks ended October 31, 2015 and $0.1 million for the thirty-nine weeks ended October 31, 2015. Adjustments related to such items for the other periods presented were not material.

(c)

Non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened seven and eight new stores during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and 23 and 20 new stores during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

(d)	Primarily reflects employee recruiting and relocation costs in connection with the build-out of our management team.

(e)

Reflects management fees paid to our Sponsors in accordance with our management agreement. In connection with our initial public offering, the management agreement was terminated on August 3, 2016 and our Sponsors will no longer receive management fees from us.

(f)	Non-cash stock-based compensation related to the ongoing equity incentive program that we have in place to incentivize and retain management.
(g)

Non-cash stock-based compensation associated with a special one-time initial public offering bonus grant to senior executives, which we do not consider in our evaluation of our ongoing performance. The grant was made in addition to the ongoing equity incentive program that we have in place to incentivize and retain management and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for our Sponsors.

(h)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $1.4 million and $0.8 million during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and $3.3 million and $2.2 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth over the last four fiscal years. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

•	for the thirty-nine weeks ended October 29, 2016, a loss of $0.3 million recognized on the sale of land in connection with the expansion of our distribution center; and
•

for the thirty-nine weeks ended October 31, 2015, expenses incurred for a store closure in the aggregate amount of $0.5 million and a gain of $(1.8) million recognized on the sale of our property in Houston, Texas.

(j)

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

(3)	The following table reconciles our net (loss) income to Adjusted Net Income (Loss) for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net (loss) income as reported	$(1,856)	$(10,857)	$11,808	$(55,199)
Adjustments:
Loss on extinguishment of debt	2,715	—	2,715	36,045
Stock-based compensation related to special one-time IPO bonus grant(a)	2,708	—	2,708	—
IPO transaction costs(b)	701	157	725	335
Tax impact of adjustments to net (loss) income(c)	(2,740)	295	(2,288)	56,008
Adjusted Net Income (Loss)	$1,528	$(10,405)	$15,668	$37,189

(a)

Non-cash stock-based compensation associated with a special one-time initial public offering bonus grant to senior executives, which we do not consider in our evaluation of our ongoing performance. The grant was made in addition to the ongoing equity incentive program that we have in place to incentivize and retain management and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for our Sponsors.

(b)	Charges incurred in connection with our initial public offering, which we do not expect to recur and do not consider in our evaluation of our ongoing performance.

(c)

Represents the tax impact associated with the adjusted expenses utilizing the effective tax rate in effect during the periods presented. The effective tax rate for the thirteen weeks ended October 29, 2016 and October 31, 2015 was 44.8% and (187.9)%, respectively. The effective tax rate for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was 37.2% and (154.0)%, respectively.

Thirteen Weeks Ended October 29, 2016 Compared to Thirteen Weeks Ended October 31, 2015

Net Sales

Net sales increased $31.3 million, or 22.4%, to $170.7 million for the thirteen weeks ended October 29, 2016 from $139.4 million for the thirteen weeks ended October 31, 2015. The increase was primarily driven by approximately $26.3 million of incremental revenue from the net addition of 22 new stores opened since October 31, 2015, as well as an approximately $5.0 million increase from comparable store sales, which increased 4.2% during the thirteen weeks ended October 29, 2016, driven primarily by our merchandising initiatives.

Cost of Sales

Cost of sales increased $21.3 million, or 21.7%, to $119.3 million for the thirteen weeks ended October 29, 2016 from $98.0 million for the thirteen weeks ended October 31, 2015. This increase was primarily driven by the 22.5% increase in net sales for the thirteen weeks ended October 29, 2016 compared to the thirteen weeks ended October 31, 2015, which resulted in a $11.7 million increase in merchandise costs. In addition, during the thirteen weeks ended October 29, 2016, we recognized a $1.3 million increase in depreciation and amortization and a $5.3 million increase in store occupancy costs, in each case as a result of new store openings since October 31, 2015.

Gross Profit and Gross Margin

Gross profit was $51.4 million, or 30.1% of net sales, for the thirteen weeks ended October 29, 2016, an increase of $10.0 million from $41.4 million, or 29.7% of net sales, for the thirteen weeks ended October 31, 2015. The increase in gross profit was primarily driven by increased sales volume from the net addition of 22 new stores opened since October 31, 2015 as well as a 4.2% increase in comparable store sales. Gross margin increased 40 basis points during the thirteen weeks ended October 29, 2016 when compared to the thirteen weeks ended October 31, 2015. The 40 basis point increase is primarily due to product margin improvement, which was partially offset by higher distribution center costs associated with investments in incremental inventory and higher occupancy costs resulting from the sale-

leaseback transactions that occurred in August 2016 and September 2016 pursuant to which we sold seven of our properties and contemporaneously entered into leases under which we leased back the properties for cumulative initial annual rent of $4.3 million. Gross margins for new stores did not materially differ from those of comparable stores during the thirteen weeks ended October 29, 2016 or the thirteen weeks ended October 31, 2015, primarily as a result of the short six month period to maturity of new stores, following which the performance of new stores was consistent with comparable stores in each such period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.8 million for the thirteen weeks ended October 29, 2016 compared to $36.1 million for the thirteen weeks ended October 31, 2015, an increase of $9.7 million or 26.9%. As a percentage of sales, SG&A for the thirteen weeks ended October 29, 2016 was 26.8% compared to 25.9% for the thirteen weeks ended October 31, 2015. SG&A expenses include corporate overhead expenses, which represented $3.7 million of the increase, attributable to additional home office support capabilities as well as increased payroll expenses incurred to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan as well as transaction costs related to the initial public offering. These increases were partially offset by a $0.9 million decrease in corporate marketing and advertising production costs. The remaining $6.0 million in increased selling, general and administrative expenses was contributed by store operations and was primarily driven by a $2.6 million increase in payroll expenses due to new store headcount and labor cost associated with the investment in incremental inventory and a $2.4 million increase in advertising expenses resulting from our efforts to continue to build brand awareness as well as increases in various other administrative costs to support the continued growth in our store base.

Interest Expense, Net

Interest expense, net decreased to $5.2 million for the thirteen weeks ended October 29, 2016 from $8.4 million for the thirteen weeks ended October 31, 2015, a decrease of $3.2 million. The decrease in interest expense resulted from the Second Lien Repayment. See "—Liquidity and Capital Resources".

Loss on Extinguishment of Debt

During the thirteen weeks ended October 29, 2016, we recognized a loss on extinguishment of debt of $2.7 million resulting from the Second Lien Repayment. The loss on extinguishment of debt primarily relates to the write-off of unamortized deferred debt issuance costs.

Income Tax Provision

Income tax benefit was $1.5 million for the thirteen weeks ended October 29, 2016 compared to income tax expense of $7.1 million for the thirteen weeks ended October 31, 2015. The effective tax rate for the thirteen weeks ended October 29, 2016 was 44.8% compared to (187.9)% for the thirteen weeks ended October 31, 2015. The effective tax rate for the thirteen weeks ended October 29, 2016 differs from the federal statutory rate primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits and the nondeductible interest expense related to the debt extinguishment upon repayment of the Second Lien Term Loan. The effective income tax rate differs significantly from the federal statutory rate for the thirteen weeks ended October 31, 2015 primarily due to the impact of state income taxes and changes in the valuation allowance on our deferred tax assets.

Thirty-nine weeks Ended October 29, 2016 Compared to Thirty-nine weeks Ended October 31, 2015

Net Sales

Net sales increased $94.4 million, or 21.6%, to $531.1 million for the thirty-nine weeks ended October 29, 2016 from $436.7 million for the thirty-nine weeks ended October 31, 2015. The increase was primarily driven by approximately $85.6 million of incremental revenue from the net addition of 22 new stores opened since October 31,

2015, as well as an approximately $8.8 million increase from comparable store sales, which increased 2.3% during the thirty-nine weeks ended October 29, 2016, driven primarily by our merchandising initiatives.

Cost of Sales

Cost of sales increased $64.3 million, or 21.8%, to $359.4 million for the thirty-nine weeks ended October 29, 2016 from $295.1 million for the thirty-nine weeks ended October 31, 2015. This increase was primarily driven by the 21.6% increase in net sales for the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015, which resulted in a $41.2 million increase in merchandise costs. In addition, during the thirty-nine weeks ended October 29, 2016, we recognized a $4.2 million increase in depreciation and amortization and a $14.2 million increase in store occupancy costs, in each case as a result of new store openings since October 31, 2015.

Gross Profit and Gross Margin

Gross profit was $171.8 million, or 32.3% of net sales, for the thirty-nine weeks ended October 29, 2016, an increase from $141.5 million, or 32.4% of net sales, for the thirty-nine weeks ended October 31, 2015. The increase in gross profit was primarily driven by increased sales volume from the net addition of 22 new stores opened since October 31, 2015 as well as a 2.3% increase in comparable stores sales. Gross margin decreased 10 basis points during the thirty-nine weeks ended October 29, 2016 when compared to the thirty-nine weeks ended October 31, 2015. The 10 basis point decrease is primarily due to higher occupancy costs resulting from the sale-leaseback transactions that occurred in (i) August 2016 and September 2016 pursuant to which we sold seven of our properties and contemporaneously entered into leases under which we leased back the properties for cumulative initial annual rent of $4.3 million; and (ii) September 2015 pursuant to which we sold five of our properties and contemporaneously entered into a lease under which we leased back the properties for cumulative initial annual rent of $2.7 million. In addition, gross margin was also impacted by higher distribution center costs associated with investments in incremental inventory during the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015. Gross margins for new stores did not differ materially from those of comparable stores during the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015, primarily as a result of the short six month period to maturity of new stores, following which the performance of new stores was consistent with comparable stores in each such period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $125.4 million for the thirty-nine weeks ended October 29, 2016 compared to $97.4 million for the thirty-nine weeks ended October 31, 2015, an increase of $28.0 million or 28.8%. As a percentage of sales, SG&A for the thirty-nine weeks ended October 29, 2016 was 23.6% compared to 22.3% for the thirty-nine weeks ended October 31, 2015. SG&A expenses include corporate overhead expenses, which represented $7.8 million of the increase, attributable to additional home office support capabilities as well as increased payroll expenses incurred to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, transaction costs related to the initial public offering and consulting and other professional fees relating to public company readiness initiatives. These increases were partially offset by a $1.2 million decrease in corporate marketing and advertising production costs. In addition, we recognized a $0.3 million loss on the sale of land in connection with the expansion of our distribution center during the thirty-nine weeks ended October 29, 2016.  The remaining $20.2 million in increased selling, general and administrative expenses was contributed by store operations and was primarily driven by a $7.4 million increase in payroll expenses due to new store headcount and labor cost associated with the investment in incremental inventory and a $6.2 million increase in advertising expenses resulting from our efforts to continue to build brand awareness. Additionally, there was a $2.2 million increase in store pre-opening costs due to the increased number of new store openings and the timing of new store openings during the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015 as well as increases in various other administrative costs to support the continued growth in our store base. In addition, we recognized a $1.8 million gain on the sale of a property in Houston, Texas during the thirty-nine weeks ended October 31, 2015.

Interest Expense, Net

Interest expense, net decreased to $21.9 million in the thirty-nine weeks ended October 29, 2016 from $28.2 million in the thirty-nine weeks ended October 31, 2015, a decrease of $6.3 million. The decrease in interest expense resulted from the June 2015 Refinancing and Second Lien Repayment. See "—Liquidity and Capital Resources".

Loss on Extinguishment of Debt

During the thirty-nine weeks ended October 29, 2016, we recognized a loss on extinguishment of debt of $2.7 million resulting from the Second Lien Repayment compared to $36.0 million resulting from the June 2015 Refinancing for the thirty-nine weeks ended October 31, 2015. The loss on extinguishment of debt for the thirty-nine weeks ended October 29, 2016 primarily relates to the write-off of unamortized deferred debt issuance costs. The loss on extinguishment of debt for the thirty-nine weeks ended October 31, 2015 also includes the write-off of $7.0 million of unamortized deferred debt issuance costs.

Income Tax Provision

Income tax expense was $7.0 million for the thirty-nine weeks ended October 29, 2016 compared to $33.5 million for the thirty-nine weeks ended October 31, 2015. The effective tax rate for the thirty-nine weeks ended October 29, 2016 was 37.2% compared to (154.0)% for the thirty-nine weeks ended October 31, 2015. The effective tax rate for the thirty-nine weeks ended October 29, 2016 differs from the federal statutory rate primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits and the nondeductible interest expense related to the debt extinguishment upon repayment of the Second Lien Term Loan. The effective income tax rate differs significantly from federal statutory rate for the thirty-nine weeks ended October 31, 2015 primarily due to the impact of state income taxes and changes in the valuation allowance on our deferred tax assets.

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

As of October 29, 2016, we had $7.7 million of cash and cash equivalents and $124.0 million in borrowing availability under our ABL Facility. There were $3.9 million in face amount of letters of credit that had been issued under the ABL Facility at that date. In June 2016, we amended the agreement governing the ABL Facility (“ABL Credit Agreement”) to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities. A portion of the proceeds from the Term Loan Facilities was used to refinance and redeem our Senior Secured Notes, which has reduced our interest expense. The interest rates on the Term Loan Facilities are variable; based on LIBOR rates in effect at June 5, 2015, we were subject to interest payments on the term loans at a blended effective rate of 6.2%. For additional details on such debt agreements entered into in June 2015, see "—Term Loan Facilities". Historically, we were not subject to principal amortization payments under the Indenture governing the Senior Secured Notes. The First Lien Term Loan is repayable in equal quarterly installments of approximately $0.8 million and, prior to its repayment, the Second Lien Term Loan did not require periodic principal payments.

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including

1,300,050 shares subject to the underwriters' over-allotment option). We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. We also incurred offering expenses of $5.3 million in connection with the initial public offering, which are included in additional paid-in capital in the condensed consolidated balance sheets as of October 29, 2016.

On September 8, 2016, we issued and sold a further 863,041 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option.  This exercise of the over-allotment option resulted in net proceeds to us of $12.0 million after deducting underwriters’ discounts and commissions of $0.9 million.

We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 30, 2016 were approximately $62.3 million, net of sale-leaseback proceeds of $40.2 million. Capital expenditures for the thirty-nine weeks ended October 29, 2016 were approximately $29.7 million, net of sale-leaseback proceeds of $63.2 million. We estimate that our capital expenditures for the fiscal year ending January 28, 2017 will be in the range of $75 million to $85 million, net of proceeds from sale-leaseback transactions of $63.2 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2017, we plan to open 23 new stores, net of one relocated store, of which 22 are already open and the remaining store is under construction as of October 29, 2016. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and proceeds from our ABL Facility. We expect remaining fiscal year 2017 net capital expenditures to be financed in the same manner.

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

In September 2015, we sold five of our properties in Grand Prairie, Texas; Toledo, Ohio; Pharr, Texas; New Braunfels, Texas; and Gulfport, Mississippi for a total of $40.2 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.7 million, subject to annual escalations. Approximately $5.5 million of the proceeds from the sale were used to pay off notes payable related the Grand Prairie and New Braunfels properties.

In August 2016, we sold four properties in Broomfield, Colorado; Corpus Christi, Texas; Jenison, Michigan; and Buford, Georgia for a total of $32.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.2 million, subject to annual escalations. Approximately $3.7 million of the proceeds from the sale were used to pay off a note payable related the Corpus Christi property.

In September 2016, we sold three properties in Colorado Springs, Colorado; Kissimmee, Florida; and O’Fallon, Illinois for a total of $30.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $2.1 million, subject to annual escalations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015

Net Cash Provided by (Used in) Operating Activities	$26,999	$(26,791)
Net Cash Used in Investing Activities	(32,061)	(11,953)
Net Cash Provided by Financing Activities	7,297	40,838
Net Increase in Cash and Cash Equivalents	2,235	2,094

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $27.0 million for the thirty-nine weeks ended October 29, 2016 compared to net cash used in operating activities of $26.8 million during the thirty-nine weeks ended October 31, 2015. The $53.8 million increase in cash provided by operating activities was primarily due to a decrease in payments for accounts payable of $33.5 million as well as a decrease in payments for accrued liabilities of $28.6 million, both related to the timing of payments, and a decrease in cash paid for interest of $17.0 million. These sources of cash were partially offset by an increase in purchases of merchandise inventories of $21.0 million and an increase in cash paid for income taxes of $10.9 million. Inventory levels at the end of the third fiscal quarter 2017 were $248.1 million, an increase of $71.7 million, or 40.6%, from the end of fiscal year 2016. The increase in inventories was primarily due to new store growth during fiscal year 2016 and the first nine months of fiscal year 2017, investments in incremental inventory and the seasonal build of holiday assortments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $32.1 million for the thirty-nine weeks ended October 29, 2016 compared to $12.0 million for the thirty-nine weeks ended October 31, 2015. The $20.1 million increase in cash used in investing activities was primarily driven by a decrease of $17.0 million in net restricted cash proceeds attributable to sale-leaseback transactions for which the sale was treated as a like-kind exchange in accordance with Section 1031 of the Code as well as an increase in capital expenditures of $2.5 million, net of proceeds from the sale of property and equipment. Capital expenditures of $92.9 million for the thirty-nine weeks ended October 29, 2016 consisted of $75.7 million invested in new store growth with the remaining $17.2 million primarily related to investments in information technology, our distribution center and existing stores. Capital expenditures of $73.9 million for the thirty-nine weeks ended October 31, 2015 consisted of $65.7 million invested in new store growth with the remaining $8.2 million being related to investments in information technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.3 million for the thirty-nine weeks ended October 29, 2016 compared to $40.8 million for the thirty-nine weeks ended October 31, 2015, a decrease of $33.5 million primarily due to $27.3 million of net proceeds from borrowings under our Term Loan Facilities after payment of related debt issuance costs and the redemption of the Senior Secured Notes during the thirty-nine weeks ended October 31, 2015 that did not recur during the thirty-nine weeks ended October 29, 2016. In addition, net borrowings under our ABL Facility decreased $13.2 million during the thirty-nine weeks ended October 29, 2016. Net proceeds from our initial public offering were $132.9 million after deducting underwriters' discounts and commissions, which was mostly offset by our Second Lien Repayment of $130.0 million.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, "Leases"), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our condensed consolidated balance sheets. In certain leases, we maintain various forms of "prohibited continuing involvement" in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of October 29, 2016, we have not derecognized any landlord assets or associated financing obligations.

Term Loan Facilities

On June 5, 2015, At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan (the “First Lien Term Loan”), which amount was borrowed on June 5, 2015. The First Lien Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount of $300.0 million. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the First Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to, after a qualifying initial public offering, a 0.50% reduction if a certain secured net leverage ratio level is met.

The First Lien Term Loan permits us to add one or more incremental term loans up to $50.0 million plus additional amounts subject to our compliance with a first lien net leverage ratio test. The first lien net leverage ratio test is calculated using Adjusted EBITDA, which is defined as "Consolidated EBITDA" under our credit agreement.

The First Lien Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the First Lien Term Loan. As of October 29, 2016 and October 31, 2015, we were in compliance with all covenants prescribed under the First Lien Term Loan.

At our option, the First Lien Term Loan was prepayable on or prior to June 5, 2016 subject to, in the case of a repricing transaction, a prepayment premium equal to the principal amount of First Lien Term Loan subject to such prepayment multiplied by 1%. Any prepayment of all or any portion of the outstanding First Lien Term Loan on or after June 5, 2016 is not subject to a premium.

On June 5, 2015, the Borrower entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provided for a $130.0 million term loan (the “Second Lien Term Loan”), which amount was borrowed on June 5, 2015. The Second Lien Term Loan had a maturity date of June 5, 2023 and did not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower had the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%. We were in compliance with all covenants prescribed under the Second Lien Term Loan as of October 31, 2015. As discussed below, the Second Lien Term Loan was no longer outstanding as of October 29, 2016.

We refer to the First Lien Term Loan and, until the Second Lien Repayment, the Second Lien Term Loan, collectively as the “Term Loan Facilities”.

The Borrower used the net proceeds from the Term Loan Facilities (i) to effect the refinancing of all outstanding indebtedness under the Senior Secured Notes, (ii) to pay fees and expenses in connection with the Term Loan Facilities of approximately $13.6 million, (iii) to repay $29.2 million in amounts outstanding under the ABL Facility, and (iv) for general corporate purposes.

We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”) for total cash consideration of $130.4 million, including $0.4 million of accrued interest. The repayment resulted in a loss on extinguishment of debt in the amount of $2.7 million, which was recognized during the thirteen weeks ended October 29, 2016.

10.75% Senior Secured Notes Due 2019

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

On June 5, 2015, At Home III completed the redemption of the Senior Secured Notes at a price equal to 108.063% for total cash consideration of $389.4 million, which includes a $29.0 million early redemption premium and $0.4 million of accrued interest. The redemption resulted in a loss on extinguishment of debt in the amount of $36.0 million, which includes the write off of $7.0 million of unamortized deferred debt issuance costs.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility which provided for cash borrowings or issuances of letters of credit based on defined percentages of eligible inventory and credit card receivable balances up to a maximum facility limit of $80.0 million. In May 2012, we entered into the First Amendment to the ABL Credit Agreement, which amended the ABL Facility to, among other things, permit the Senior Secured Notes. In May 2013, we entered into the Second Amendment to the ABL Credit Agreement, which amended the ABL Facility to increase the facility limit to $90.0 million, extend the maturity from October 2016 to May 2018, reduce the interest rate and fees and amended various other covenants and related definitions. In July 2014, we entered into the Third Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain financial terms and other covenants. Such modifications included increasing the facility from $90.0 million to $140.0 million; extending the scheduled maturity date from May 2018 to July 2019; reducing the margin on borrowings by 0.25%; providing for the release of certain real property collateral in specified circumstances; adding Wells Fargo Bank, National Association as a new lender under the facility and amending various other covenants, terms and related definitions to provide additional flexibility with the facility. In September 2014, we entered into the Assumption and Ratification Agreement, which updated the names of the loan parties to reflect our corporate restructuring and rebranding. On June 5, 2015, At Home III also entered into the Fourth Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain provisions of the agreement to, among other things, permit the Term Loan Facilities to be issued and amend certain terms in the ABL Facility to be consistent with the terms set forth in the Term Loan Facilities. In June 2016, we amended our ABL Facility to exercise the $75.0 million accordion feature of the ABL Facility, which increased the aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. The other terms of the ABL Facility were not changed by that amendment.

The ABL Facility is secured by substantially all of our assets with a first priority lien on ABL Priority Collateral and a second priority lien (as between the ABL Facility Lenders and the Term Loan Facility Lenders) on all non-ABL Priority Collateral.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 2.10% and 1.50% during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. The effective interest rate was approximately 2.20% and 1.70% during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

As of October 29, 2016, approximately $87.0 million was outstanding under the ABL Facility, approximately $3.9 million in face amount of letters of credit had been issued and we had availability of approximately $124.0 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of at least the greater of $10.0 million or 10% of the line cap, the consolidated fixed charge coverage ratio of the most recently completed period of four consecutive quarters must be 1.00 to 1.00 or higher. As of October 29, 2016 and October 31, 2015, we were in compliance with all covenants under the ABL Facility.

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

In February 2016, the FASB issued ASU 2016-02 "Leases", which supersedes ASC 840 "Leases" and creates a new topic, ASC 842 "Leases". Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02 and we expect that upon adoption we will recognize right of use, or ROU, assets and liabilities that could be material to our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of ASU 2016-15.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against London Interbank Offered Rates ("LIBOR"). Based on our overall interest rate exposure to variable rate debt outstanding as of October 29, 2016, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $3.8 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 29, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

*†10.1	Co-Brand and Private Label Consumer Credit Card Program Agreement, dated September 7, 2016, by and among At Home Stores LLC and Synchrony Bank.

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

*Filed herewith.

†The Company has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP, INC.

December 6, 2016	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chief Executive Officer (Principal Executive Officer)

December 6, 2016	/s/ JUDD T. NYSTROM
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)