Form 10-Q/A
period 2016-10-29
At Home Group Inc.
filed 2017-04-05
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to At Home Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, filed with the Securities and Exchange Commission (“SEC”) on December 6, 2016 (the “Form 10-Q”), is an exhibit-only filing solely to refile Exhibit 10.1 to the Form 10-Q in response to communications with the Staff of the SEC regarding a request for confidential treatment made by the Company with respect to portions of Exhibit 10.1 originally filed with the Form 10-Q. Certain information that previously was redacted within Exhibit 10.1 as filed with the Form 10-Q has been disclosed in such exhibit as refiled with this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-Q, and those unaffected parts or exhibits are not included in this Amendment. Therefore, other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way. Except as expressly stated in this Amendment, the Form 10-Q continues to speak as of the date of the original filing of the Form 10-Q, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-Q, including amendments to those filings, if any.

ITEM 6.          EXHIBITS

10.1*	Co-Brand and Private Label Consumer Credit Card Program Agreement, dated September 7, 2016, by and among At Home Stores LLC and Synchrony Bank.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (1)

*                       Confidential treatment has been requested with respect to certain portions of this Exhibit. Confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(1)                 Furnished with the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

April 5, 2017	/s/ Lewis L. Bird III
	By:	Lewis L. Bird III
Chief Executive Officer (Principal Executive Officer)

April 5, 2017	/s/ Judd T. Nystrom
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)