Form 10-Q
period 2017-04-29
At Home Group Inc.
filed 2017-06-07
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

There were 60,406,768 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 5, 2017.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “vision” or “should”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expected new store openings, our real estate strategy, growth targets and potential growth opportunities and future capital expenditures and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2017, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

·

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

•	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
•	unauthorized disclosure of sensitive or confidential customer information;
•	regulatory or litigation developments;

•	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
•	inadequacy of our insurance coverage;
•	our substantial dependence upon our reputation and positive perceptions of At Home;
•	the potential negative impact of changes to our accounting policies, rules and regulations;
•	net losses incurred in fiscal years 2014 and 2015 and the potential to experience net losses in the future;
•	changes in our effective tax rate;
•	the control of a substantial majority of our common stock by entities associated with AEA Investors LP and Starr Investment Holdings, LLC (collectively, the “Sponsors”); and
•

other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the SEC on April 5, 2017, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$10,576	$7,092	$8,909
Inventories, net	252,116	243,795	175,472
Prepaid expenses	6,939	6,130	6,207
Other current assets	4,217	1,860	2,701
Total current assets	273,848	258,877	193,289
Property and equipment, net	375,541	340,358	296,649
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,423
Debt issuance costs, net	1,081	1,202	1,229
Restricted cash	564	482	253
Noncurrent deferred tax asset	40,516	40,735	14,726
Other assets	407	549	4,098
Total assets	$1,263,147	$1,213,393	$1,081,399
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$63,687	$58,425	$35,530
Accrued liabilities	72,096	74,439	53,922
Revolving line of credit	126,800	101,575	85,600
Current portion of deferred rent	7,291	7,082	4,771
Current portion of long-term debt and financing obligations	3,664	3,691	3,799
Income taxes payable	13,442	7,265	2,519
Total current liabilities	286,980	252,477	186,141
Long-term debt	299,403	299,606	422,524
Financing obligations	19,882	19,937	18,897
Deferred rent	105,959	103,692	72,807
Other long-term liabilities	2,715	2,811	3,390
Total liabilities	714,939	678,523	703,759
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 60,366,768, 60,366,768 and 50,836,727 shares issued and outstanding, respectively	604	604	508
Additional paid-in capital	551,590	548,301	410,907
Accumulated deficit	(3,986)	(14,035)	(33,775)
Total shareholders' equity	548,208	534,870	377,640
Total liabilities and shareholders' equity	$1,263,147	$1,213,393	$1,081,399

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Net sales	$211,841	$172,079
Cost of sales	139,963	113,773
Gross profit	71,878	58,306

Operating expenses
Selling, general and administrative expenses	49,141	37,444
Depreciation and amortization	1,418	892
Total operating expenses	50,559	38,336

Operating income	21,319	19,970
Interest expense, net	4,886	8,193
Income before income taxes	16,433	11,777
Income tax provision	6,384	4,451
Net income	$10,049	$7,326

Earnings per share:
Net income per common share:
Basic	$0.17	$0.14
Diluted	$0.16	$0.14
Weighted average shares outstanding:
Basic	60,366,768	50,836,727
Diluted	62,265,248	52,607,494

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Operating Activities
Net income	$10,049	$7,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,836	8,006
Gain on disposal of fixed assets	(18)	(20)
Non-cash interest expense	465	839
Amortization of deferred gain on sale-leaseback	(1,468)	(952)
Deferred income taxes	219	—
Stock-based compensation	3,289	1,162
Changes in operating assets and liabilities
Inventories	(8,321)	916
Prepaid expenses and other current assets	(3,166)	671
Other assets	142	(139)
Accounts payable	1,139	2,171
Accrued liabilities	(2,438)	(515)
Income taxes payable	6,177	2,519
Deferred rent	3,944	3,856
Net cash provided by operating activities	20,849	25,840
Investing Activities
Purchase of property and equipment	(40,897)	(29,662)
Purchase of intangible assets	—	(550)
Change in restricted cash	(81)	(227)
Net proceeds from sale of property and equipment	18	21
Net cash used in investing activities	(40,960)	(30,418)
Financing Activities
Payments under lines of credit	(74,476)	(83,850)
Proceeds from lines of credit	99,701	92,850
Payments on financing obligations	(34)	(132)
Payments on long-term debt	(1,596)	(809)
Net cash provided by financing activities	23,595	8,059
Increase in cash and cash equivalents	3,484	3,481
Cash and cash equivalents, beginning of period	7,092	5,428
Cash and cash equivalents, end of period	$10,576	$8,909

Supplemental Cash Flow Information
Cash paid for interest	$7,902	$7,372
Cash paid for income taxes	$191	$71

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include At Home Group Inc. and its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our” and the “Company”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information in accordance with Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been included.

The condensed consolidated balance sheets as of April 29, 2017 and April 30, 2016 and the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the thirteen weeks ended April 29, 2017 and April 30, 2016 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 28, 2017 has been derived from the audited financial statements for the fiscal year then ended included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2017 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 28, 2017 and January 30, 2016 and the related notes thereto included in the Annual Report.

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

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “first fiscal quarter 2018” relate to the thirteen weeks ended April 29, 2017 and references to “first fiscal quarter 2017” relate to the thirteen weeks ended April 30, 2016.

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

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended April 29, 2017 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Stock-Based Compensation

On January 29, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment award transactions and is effective for annual reporting periods beginning after December 15, 2016. Under certain circumstances, this guidance will have an impact on our effective tax rate in the future as the adoption of ASU 2016-09 also requires all income tax adjustments to be recorded in the condensed consolidated statements of income, and changes between tax and book treatment of equity compensation to be recognized in the provision for income taxes. We have adopted ASU 2016-09 prospectively and management has elected the accounting policy to continue to estimate the number of awards expected to be forfeited and adjust those estimates when it is no longer probable each period. The adoption of ASU 2016-09 did not have a material impact on our condensed consolidated financial statements during the thirteen weeks ended April 29, 2017.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We completed an initial impact assessment and believe adopting this ASU will not materially impact the timing of revenue recognition. We expect to adopt this new guidance using the full retrospective method in the first quarter of our fiscal year ending January 26, 2019 (“fiscal year 2019”).

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

In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 requires that breakage on prepaid stored-value product liabilities (for example, prepaid gift cards) be accounted for consistent with the breakage guidance in “Topic 606, Revenue from Contracts with Customers”. ASU 2016-04 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted. This standard is to be applied either using a modified retrospective approach or retrospectively to each period presented. We are currently evaluating the impact of ASU 2016-04 and we expect to adopt this new guidance using the full retrospective method in the first quarter of fiscal year 2019.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

At April 29, 2017, the fair value of our fixed rate mortgage due February 1, 2037 was $6.4 million, which was approximately $0.4 million above the carrying value of $6.0 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 29,	January 28,	April 30,
	2017	2017	2016

Inventory in-transit	$13,620	$10,833	$11,862
Accrued payroll and other employee-related liabilities	4,575	12,498	4,031
Accrued taxes, other than income	13,370	10,029	10,340
Accrued interest	327	3,807	317
Insurance liabilities	3,470	3,247	3,330
Construction costs	10,169	6,295	8,955
Accrued inbound freight	9,110	10,554	742
Other	17,455	17,176	14,345
Total accrued liabilities	$72,096	$74,439	$53,922

4.    Revolving Line of Credit

Interest on borrowings under our $215.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 2.30% and 2.00% during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

In June 2016, we amended the agreement governing the ABL Facility to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. The other terms of the ABL Facility were not changed by the amendment.

As of April 29, 2017, approximately $126.8 million was outstanding under the ABL Facility, approximately $3.8 million in face amount of letters of credit had been issued and we had availability of approximately $84.4 million. As of April 29, 2017, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 29,	January 28,	April 30,
	2017	2017	2016

Term Loan Facilities	$294,000	$295,500	$428,149
Note payable, bank (a)	6,002	6,099	6,206
Note payable, bank	—	—	3,712
Obligations under capital leases	9,700	8,630	—
Total debt	309,702	310,229	438,067
Less: current maturities	3,521	3,552	3,248
Less: unamortized deferred debt issuance costs	6,778	7,071	12,295
Long-term debt	$299,403	$299,606	$422,524

(a)	Matures February 1, 2037; variable monthly payments, including interest at 7.90%; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (“Borrower”), entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan (“First Lien Term Loan”), which amount was borrowed on June 5, 2015. The First Lien Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount of $300.0 million. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the First Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to, after a qualifying initial public offering, a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met subsequent to our initial public offering during the fiscal year ended January 28, 2017.

On June 5, 2015, the Borrower also entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provided for the Second Lien Term Loan (together with the First Lien Term Loan, the “Term Loan Facilities”), which amount was borrowed on June 5, 2015. The Second Lien Term Loan had a maturity date of June 5, 2023 and did not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower had the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%.

During the fiscal year ended January 28, 2017, we used the net proceeds from our initial public offering and the exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”).

6.    Related Party Transactions

In connection with the initial public offering, the management agreement with our controlling shareholder, AEA Investors LP (“AEA”), an affiliate of our controlling shareholder, and affiliated co-investors including Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”), was terminated as of August 3, 2016 and

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

the Sponsors no longer receive management fees from us. Following the initial public offering, the Sponsors own approximately 84% of our outstanding common stock.

We were previously obligated to pay management fees of approximately $2.6 million annually to AEA. We recognized approximately $0.7 million of management fees and reimbursed expenses during the thirteen weeks ended April 30, 2016.

We were also obligated to pay management fees of approximately $0.9 million annually to Starr Investments. We recognized approximately $0.2 million of management fees during the thirteen weeks ended April 30, 2016.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman of the Board,  Chief Executive Officer and President. During the thirteen weeks ended April 29, 2017 and April 30, 2016, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During the thirteen weeks ended April 29, 2017, we paid MMI approximately $0.2 million for fixtures, furniture and equipment and design related services. During the thirteen weeks ended April 30, 2016, we paid MMI an immaterial amount for fixtures, furniture and equipment and design related services.

7.    Income Taxes

Our effective tax rate for the thirteen weeks ended April 29, 2017 was 38.9% compared to 37.8% for the thirteen weeks ended April 30, 2016. The effective tax rate for the thirteen weeks ended April 29, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes as well as a planned restructuring that impacted deferred tax assets. The effective income tax rate differs from the federal statutory rate for the thirteen weeks ended April 30, 2016 primarily due to the impact of state income taxes.

8.    Commitments and Contingencies

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

9.    Earnings Per Share

In accordance with ASC 260, (Topic 260, “Earnings Per Share”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average shares outstanding for the period including the dilutive impact of potential shares from the exercise of stock options and restricted stock units. Potentially dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen weeks ended April 29, 2017 and April 30, 2016 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Numerator:
Net income	$10,049	$7,326

Denominator:
Weighted average common shares outstanding-basic	60,366,768	50,836,727
Effect of dilutive securities:
Stock options and restricted stock units	1,898,480	1,770,767
Weighted average common shares outstanding-diluted	62,265,248	52,607,494

Per common share:
Basic net income per common share	$0.17	$0.14
Diluted net income per common share	$0.16	$0.14

For the thirteen weeks ended April 29, 2017 and April 30, 2016, approximately 2,743,140 and 282,203, respectively, of stock options were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

10.    Subsequent Events

On June 2, 2017, we entered into the sixth amendment to the agreement governing the ABL Facility in order to, among other things, modify the definition of the borrowing base to include certain assets of a newly formed subsidiary guarantor.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of At Home Group Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2017 (the “Annual Report”). You should review the disclosures under the heading  “Item 1A. Risk Factors” in the Annual Report, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to At Home Group Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2018” relate to the 52 weeks ending January 27, 2018 and references herein to “fiscal year 2017” relate to the 52 weeks ended January 28, 2017. References herein to “the first fiscal quarter 2018” and “the first fiscal quarter 2017” relate to the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

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

As of April 29, 2017, our store base is comprised of 129 large format stores across 31 states, averaging approximately 115,000 square feet per store. Over the past five completed fiscal years we have opened 77 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain store management and store personnel, which together with increased marketing costs, can affect our operating margins.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strengthened management team, brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition,  we have implemented a merchandise planning system and an inventory allocation system to better manage the flow of inventory for each store and corresponding customer base. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

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

Refinancings. In June 2015, we entered into a $300.0 million senior secured first lien term loan facility and a $130.0 million senior secured second lien term loan facility. The proceeds of these term loans were used to refinance and redeem in full our 10.75% senior secured notes due 2019 (the “Senior Secured Notes”), which reduced our overall cost of capital. In addition, we used net proceeds from our initial public offering and partial exercise of the over-allotment option to repay in full the $130.0 million of principal amount of indebtedness outstanding under the senior secured second lien term loan facility, which further reduced our cost of capital and debt service obligations. For more information, please see “—Liquidity and Capital Resources”.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering is expected to result in incremental non-cash stock-based compensation expense of approximately $20.0 million, which is being expensed over the derived service period that began in the third quarter of fiscal 2017 and continuing over the following eight quarters.

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

Adjusted EBITDA is defined as net income before interest expense, net, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, costs associated with new store openings, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past four years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. For a reconciliation of Store-level Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Adjusted Net Income

Adjusted Net Income represents our net income, adjusted for initial public offering related non-cash stock-based compensation expense and initial public offering transaction costs. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For a reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Statement of Operations Data:
Net sales	$211,841	$172,079
Cost of sales	139,963	113,773
Gross profit	71,878	58,306
Operating expenses
Selling, general and administrative expenses	49,141	37,444
Depreciation and amortization	1,418	892
Total operating expenses	50,559	38,336
Operating income	21,319	19,970
Interest expense, net	4,886	8,193
Income before income taxes	16,433	11,777
Income tax provision	6,384	4,451
Net income	$10,049	$7,326
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	66.1%	66.1%
Gross profit	33.9%	33.9%
Operating Expenses
Selling, general and administrative expenses	23.2%	21.8%
Depreciation and amortization	0.7%	0.5%
Total operating expenses	23.9%	22.3%
Operating income	10.1%	11.6%
Interest expense, net	2.3%	4.8%
Income before income taxes	7.8%	6.8%
Income tax provision	3.0%	2.6%
Net income	4.7%	4.2%
Operational Data:
Total stores at end of period	129	106
New stores opened	7	6
Comparable store sales	5.8%	1.9%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$59,077	$49,256
Store-level Adjusted EBITDA margin(2)	27.9%	28.6%
Adjusted EBITDA(2)	$41,335	$33,962
Adjusted EBITDA margin(2)	19.5%	19.7%
Adjusted Net Income(3)	$11,712	$7,332

(1)

We present Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as interest, depreciation, amortization and taxes, as well as costs related to new store openings, which are incurred on a limited basis with respect to any particular store when opened and are not indicative of ongoing core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income. In particular, Store-level Adjusted EBITDA does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. Our presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income in the future, and any such modification may be material. In addition, Adjusted EBITDA,

Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

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

(2)	The following table reconciles our net income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Net income	$10,049	$7,326
Interest expense, net	4,886	8,193
Income tax provision	6,384	4,451
Depreciation and amortization(a)	10,836	8,006
EBITDA	$32,155	$27,976
Consulting and other professional services(b)	1,554	567
Costs associated with new store openings(c)	3,959	2,522
Relocation and employee recruiting costs(d)	—	87
Management fees and expenses(e)	—	901
Stock-based compensation expense(f)	570	1,162
Stock-based compensation related to special one-time IPO bonus grant(g)	2,719	—
Non-cash rent(h)	468	747
Other(i)	(90)	—
Adjusted EBITDA	$41,335	$33,962
Corporate overhead expenses(j)	17,742	15,294
Store-level Adjusted EBITDA	$59,077	$49,256

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of operations.

(b)	Primarily consists of consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives.

(c)

Non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened seven and six new stores during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

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

(h)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(1.5) million and $(1.0) million during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations. Adjustments related to such items for the periods presented were not material.

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

(3)	The following table reconciles our net income to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Net income as reported	$10,049	$7,326
Adjustments:
Stock-based compensation related to special one-time IPO bonus grant(a)	2,719	—
IPO transaction costs(b)	—	9
Tax impact of adjustments to net income(c)	(1,056)	(3)
Adjusted Net Income	$11,712	$7,332

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

(c)

Represents the tax impact associated with the adjusted expenses utilizing the effective tax rate in effect during the periods presented. The effective tax rate for the thirteen weeks ended April 29, 2017 and April 30, 2016 was 38.9% and 37.8%, respectively.

Thirteen Weeks Ended April 29, 2017 Compared to Thirteen Weeks Ended April 30, 2016

Net Sales

Net sales increased $39.7 million, or 23.1%, to $211.8 million for the thirteen weeks ended April 29, 2017 from $172.1 million for the thirteen weeks ended April 30, 2016. The increase was primarily driven by approximately $30.7 million of incremental revenue from the net addition of 23 new stores opened since April 30, 2016 as well as the addition of a number of stores that were opened during fiscal year 2017 but had not yet been open for 15 months, and as a result, were not included in the comparable store base. The remaining $9.0 million increase in net sales is attributable to comparable store sales, which increased 5.8% during the thirteen weeks ended April 29, 2017, driven primarily by our merchandising initiatives.

Cost of Sales

Cost of sales increased $26.2 million, or 23.0%, to $140.0 million for the thirteen weeks ended April 29, 2017 from $113.8 million for the thirteen weeks ended April 30, 2016. This increase was primarily driven by the 23.1% increase in net sales for the thirteen weeks ended April 29, 2017 compared to the thirteen weeks ended April 30, 2016, which resulted in a $15.9 million increase in merchandise costs. In addition, during the thirteen weeks ended April 29, 2017, we recognized a $2.3 million increase in depreciation and amortization and a $5.7 million increase in store occupancy costs, in each case as a result of new store openings since April 30, 2016.

Gross Profit and Gross Margin

Gross profit was $71.9 million, or 33.9% of net sales, for the thirteen weeks ended April 29, 2017, an increase of $13.6 million from $58.3 million, or 33.9% of net sales, for the thirteen weeks ended April 30, 2016. The increase in gross profit was primarily driven by increased sales volume from the net addition of 23 new stores opened since April 30, 2016 as well as a 5.8% increase in comparable store sales. Gross margin remained consistent during the thirteen weeks ended April 29, 2017 when compared to the thirteen weeks ended April 30, 2016 primarily due to product margin improvement, which was partially offset by higher distribution center costs associated with investments in incremental inventory and higher occupancy costs resulting from the sale-leaseback transactions that occurred in August 2016 and September 2016 pursuant to which we sold seven of our properties and contemporaneously entered into leases under which we leased back the properties for cumulative initial annual rent of $4.3 million. Gross margins for new stores did not materially differ from those of comparable stores during the thirteen weeks ended April 29, 2017 or the thirteen weeks ended April 30, 2016, primarily as a result of the short six month period to maturity of new stores, following which the performance of new stores was consistent with comparable stores in each such period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $49.1 million for the thirteen weeks ended April 29, 2017 compared to $37.4 million for the thirteen weeks ended April 30, 2016, an increase of $11.7 million or 31.2%. As a percentage of sales, SG&A increased 140 basis points for the thirteen weeks ended April 29, 2017 to 23.2% from 21.8% for the thirteen weeks ended April 30, 2016, primarily due to stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the At Home Group Inc. Equity Incentive Plan  (the “2016 Equity Plan”), an increase in marketing and advertising expenses, and pre-opening costs due to the increased number and timing of new store openings, which were partially offset by leverage of certain recurring corporate overhead expenses. SG&A expenses include corporate overhead expenses, which represented $4.7 million of the increase, attributable to additional home office support capabilities as well as increased payroll expenses to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, and consulting and other professional fees relating to other company initiatives. SG&A expenses also include expenses related to store operations, which represented $4.6 million of the increase, primarily driven by a $2.0 million increase in payroll expenses due to headcount for our new stores. Additionally, there was a $1.4 million increase in store pre-opening costs due to the increased number of new store openings and the timing of new store openings during the thirteen weeks ended April 29, 2017 compared to the thirteen weeks ended April 30, 2016 as well as increases in various other administrative costs to support the continued growth in our store base.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $5.7 million for the thirteen weeks ended April 29, 2017 compared to $3.4 million for the thirteen weeks ended April 30, 2016, an increase of $2.3 million or 67.6%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.4 million for each of the thirteen weeks ended April 29, 2017 and April 30, 2016.

Interest Expense, Net

Interest expense, net decreased to $4.9 million for the thirteen weeks ended April 29, 2017 from $8.2 million for the thirteen weeks ended April 30, 2016, a decrease of $3.3 million. The decrease in interest expense primarily resulted from the use of proceeds from our initial public offering during fiscal year 2017 to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”). See “—Liquidity and Capital Resources”.

Income Tax Provision

Income tax expense was $6.4 million for the thirteen weeks ended April 29, 2017 compared to income tax expense of $4.5 million for the thirteen weeks ended April 30, 2016. The effective tax rate for the thirteen weeks ended April 29, 2017 was 38.9% compared to 37.8% for the thirteen weeks ended April 30, 2016. The effective tax rate for the thirteen weeks ended April 29, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes as well as a planned restructuring that impacted deferred tax assets.  The effective income tax rate differs from the federal statutory rate for the thirteen weeks ended April 30, 2016 primarily due to the impact of state income taxes.

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

As of April 29, 2017, we had $10.6 million of cash and cash equivalents and $84.4 million in borrowing availability under our ABL Facility. There were $3.8 million in face amount of letters of credit that had been issued under the ABL Facility at that date. In June 2016, we amended the agreement governing the ABL Facility (“ABL Credit Agreement”) to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into a $300.0 million term loan (the “First Lien Term Loan”) and a $130.0 million term loan (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan until the Second Lien Repayment, the “Term Loan Facilities”). A portion of the proceeds from the Term Loan Facilities was used to refinance and redeem our Senior Secured Notes, which has reduced our interest expense. The interest rates on the Term Loan Facilities are variable; based on the London Interbank Offered Rate (“LIBOR”) rates in effect at June 5, 2015, we were subject to interest payments on the term loans at a blended effective rate of 6.2%. For additional details on such debt agreements entered into in June 2015, see “—Term Loan Facilities”. The First Lien Term Loan is repayable in equal quarterly installments of approximately $0.8 million and, prior to its repayment, the Second Lien Term Loan did not require periodic principal payments.

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

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 28, 2017 were approximately $62.1 million, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $62.1 million. We estimate that our capital expenditures for the fiscal year ending January 27, 2018 will be in the range of $110 million to $130 million, net of proceeds from sale-leaseback transactions of $100 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect remaining fiscal year 2018 net capital expenditures to be financed in the same manner.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Net Cash Provided by Operating Activities	$20,849	$25,840
Net Cash Used in Investing Activities	(40,960)	(30,418)
Net Cash Provided by Financing Activities	23,595	8,059
Net Increase in Cash and Cash Equivalents	3,484	3,481

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $20.8 million for the thirteen weeks ended April 29, 2017 compared to net cash provided by operating activities of $25.8 million for the thirteen weeks ended April 30, 2016. The $5.0 million decrease in cash provided by operating activities was primarily due to an increase in purchases of merchandise inventories of $9.2 million partially offset by a $2.7 million increase in net income.

Net Cash Used in Investing Activities

Net cash used in investing activities was $41.0 million for the thirteen weeks ended April 29, 2017 compared to $30.4 million for the thirteen weeks ended April 30, 2016. The $10.6 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $11.2 million. Capital expenditures of $40.9 million for the thirteen weeks ended April 29, 2017 consisted of $38.9 million invested in new store growth with the remaining $2.0 million primarily related to investments in information technology, our distribution center and existing stores. Capital expenditures of $29.7 million for the thirteen weeks ended April 30, 2016 consisted of $26.7 million invested in new store growth with the remaining $3.0 million being related to investments in information technology, our distribution center and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $23.6 million for the thirteen weeks ended April 29, 2017 compared to $8.1 million for the thirteen weeks ended April 30, 2016, an increase of $15.5 million primarily due to an increase of $16.2 million in net borrowings under our ABL Facility.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our condensed consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of April 29, 2017, we have not derecognized any landlord assets or associated financing obligations.

Term Loan Facilities

On June 5, 2015, At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for the First Lien Term Loan, which amount was borrowed on June 5, 2015. The First Lien Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount of $300.0 million. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the First Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to, after a qualifying initial public offering, a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met subsequent to our initial public offering during the fiscal year ended January 28, 2017.

The First Lien Term Loan permits us to add one or more incremental term loans up to $50.0 million plus additional amounts subject to our compliance with a first lien net leverage ratio test. The first lien net leverage ratio test is calculated using Adjusted EBITDA, which is defined as “Consolidated EBITDA” under our credit agreement.

The First Lien Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the First Lien Term Loan. As of April 29, 2017 and April 30, 2016, we were in compliance with all covenants prescribed under the First Lien Term Loan.

At our option, the First Lien Term Loan was prepayable on or prior to June 5, 2016 subject to, in the case of a repricing transaction, a prepayment premium equal to the principal amount of First Lien Term Loan subject to such prepayment multiplied by 1%. Any prepayment of all or any portion of the outstanding First Lien Term Loan on or after June 5, 2016 is not subject to a premium.

On June 5, 2015, the Borrower entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provided for the Second Lien Term Loan, which amount was borrowed on June 5, 2015. The Second Lien Term Loan had a maturity date of June 5, 2023 and did not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower had the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%. We were in compliance with all covenants prescribed under the Second Lien Term Loan as of April 30, 2016. As discussed below, the Second Lien Term Loan was no longer outstanding as of April 29, 2017.

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

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility which provided for cash borrowings or issuances of letters of credit based on defined percentages of eligible inventory and credit card receivable balances up to a maximum facility limit of $80.0 million. In May 2012, we entered into the First Amendment to the ABL Credit Agreement, which amended the ABL Facility to, among other things, permit the issuance of the Senior Secured Notes. In May 2013, we entered into the Second Amendment to the ABL Credit Agreement, which amended the ABL Facility to increase the facility limit to $90.0 million, extend the maturity from October 2016 to May 2018, reduce the interest rate and fees and amended various other covenants and related definitions. In July 2014, we entered into the Third Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain financial terms and other covenants. Such modifications included increasing the facility from $90.0 million to $140.0 million; extending the scheduled maturity date from May 2018 to July 2019; reducing the margin on borrowings by 0.25%; providing for the release of certain real property collateral in specified circumstances; adding Wells Fargo Bank, National Association as a new lender under the facility and amending various other covenants, terms and related definitions to provide additional flexibility with the facility. In September 2014, we entered into the Assumption and Ratification Agreement, which updated the names of the loan parties to reflect our corporate restructuring and rebranding. On June 5, 2015, At Home III also entered into the Fourth Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain provisions of the agreement to, among other things, permit the Term Loan Facilities to be issued and amend certain terms in the ABL Facility to be consistent with the terms set forth in the Term Loan Facilities. In June 2016, we amended our ABL Facility to exercise the $75.0 million accordion feature of the ABL Facility, which increased the aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. In June 2017, we amended our ABL Facility in order to modify the definition of the borrowing base to include certain assets of a newly formed subsidiary guarantor.

The ABL Facility is secured by substantially all of our assets with a first priority lien on ABL Priority Collateral and a second priority lien (as between the ABL Facility Lenders and the Term Loan Facility Lenders) on all non-ABL Priority Collateral.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 2.30% and 2.00% during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

As of April 29, 2017, approximately $126.8 million was outstanding under the ABL Facility, approximately $3.8 million in face amount of letters of credit had been issued and we had availability of approximately $84.4 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of at least the greater of $10.0 million or 10% of the line cap, the consolidated fixed charge coverage ratio of the most recently completed period of four consecutive quarters must be 1.00 to 1.00 or higher. As of April 29, 2017 and April 30, 2016, we were in compliance with all covenants under the ABL Facility.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is included in Note 1 to the annual consolidated financial statements included in the Annual Report. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We completed an initial impact assessment and believe adopting this ASU will not materially impact the timing of revenue recognition. We expect to adopt this new guidance using the full retrospective method in the first quarter of fiscal year 2019.

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

In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 requires that breakage on prepaid stored-value product liabilities (for example, prepaid gift cards) be accounted for consistent with the breakage guidance in “Topic 606, Revenue from Contracts with Customers”. ASU 2016-04 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted. This standard is to be applied either using a modified retrospective approach or retrospectively to each period presented. We are currently evaluating the impact of ASU 2016-04 and we expect to adopt this new guidance using the full retrospective method in the first quarter of fiscal year 2019.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of April 29, 2017, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $4.2 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, once required, the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. We will be required to comply with the management certification requirements of Section 404 in our next annual report on Form 10-K, which will be our annual report on Form 10-K for the year ending January 27, 2018 (subject to any change in applicable SEC rules).

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended April 29, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the SEC on April 5, 2017 which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On June 2, 2017, At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly‑owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent, entered into the sixth amendment to the ABL Credit Agreement in order to, among other things, modify the definition of the borrowing base to include certain assets of a newly formed subsidiary guarantor.

The foregoing description of the sixth amendment to the ABL Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the sixth amendment to the ABL Credit Agreement, which is filed as Exhibit 10.1.7 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

*10.1.7

Sixth Amendment to Credit Agreement, dated June 2, 2017, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly‑owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent.

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

AT HOME GROUP, INC.

June 7, 2017	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

June 7, 2017	/s/ JUDD T. NYSTROM
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)