Form 10-Q
period 2017-07-29
At Home Group Inc.
filed 2017-09-06
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

or

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

There were 60,418,045 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 1, 2017.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “should” or “vision”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expected new store openings, our real estate strategy, growth targets and potential growth opportunities and future capital expenditures and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2017, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic factors that may materially adversely affect our business, revenue and profitability;
•	volatility or disruption in the financial markets;
•	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
•	our ability to successfully implement our growth strategy on a timely basis or at all;
•	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
•	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
•	adverse events in the geographical regions in which we operate;
•	risks related to our imported merchandise;
•	risks associated with leasing substantial amounts of space;
•	risks associated with our sale-leaseback strategy;
•	the highly competitive retail environment in which we operate;
•	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
•	our dependence upon the services of our management team and our buyers;
•	the failure to attract and retain quality employees;
•	difficulties with our vendors;
•	the seasonality of our business;
•	fluctuations in our quarterly operating results;
•	the failure or inability to protect our intellectual property rights;
•	risks associated with third-party claims that we infringe upon their intellectual property rights;
•	increases in commodity prices and supply chain costs;
•	the need to make significant investments in advertising, marketing or promotions;
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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	July 29, 2017	January 28, 2017	July 30, 2016
Assets
Current assets:
Cash and cash equivalents	$9,895	$7,092	$8,145
Inventories, net	272,791	243,795	212,604
Prepaid expenses	5,164	6,130	4,423
Other current assets	5,937	1,860	5,553
Total current assets	293,787	258,877	230,725
Property and equipment, net	439,279	340,358	324,122
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,440
Debt issuance costs, net	2,015	1,202	1,442
Restricted cash	619	482	392
Noncurrent deferred tax asset	40,681	40,735	14,726
Other assets	328	549	5,116
Total assets	$1,347,899	$1,213,393	$1,147,695
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$83,921	$58,425	$46,576
Accrued liabilities	94,285	74,439	85,769
Revolving line of credit	167,639	101,575	102,679
Current portion of deferred rent	7,434	7,082	4,913
Current portion of long-term debt and financing obligations	4,680	3,691	3,811
Income taxes payable	43	7,265	—
Total current liabilities	358,002	252,477	243,748
Long-term debt	298,133	299,606	422,463
Financing obligations	19,736	19,937	18,775
Deferred rent	107,817	103,692	74,181
Other long-term liabilities	2,736	2,811	3,461
Total liabilities	786,424	678,523	762,628
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 60,418,045, 60,366,768 and 50,836,727 shares issued and outstanding, respectively	604	604	508
Additional paid-in capital	555,324	548,301	411,996
Retained earnings (accumulated deficit)	5,547	(14,035)	(27,437)
Total shareholders' equity	561,475	534,870	385,067
Total liabilities and shareholders' equity	$1,347,899	$1,213,393	$1,147,695

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net sales	$232,065	$188,364	$443,905	$360,443
Cost of sales	159,032	126,314	298,995	240,088
Gross profit	73,033	62,050	144,910	120,355

Operating expenses
Selling, general and administrative expenses	51,244	42,171	100,384	79,615
Depreciation and amortization	1,533	971	2,951	1,862
Total operating expenses	52,777	43,142	103,335	81,477

Operating income	20,256	18,908	41,575	38,878
Interest expense, net	5,422	8,518	10,308	16,711
Income before income taxes	14,834	10,390	31,267	22,167
Income tax provision	5,301	4,052	11,685	8,503
Net income	$9,533	$6,338	$19,582	$13,664

Earnings per share:
Net income per common share:
Basic	$0.16	$0.12	$0.32	$0.27
Diluted	$0.15	$0.12	$0.31	$0.26
Weighted average shares outstanding:
Basic	60,404,222	50,836,727	60,385,495	50,836,727
Diluted	63,464,506	52,222,508	62,816,313	52,415,001

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016
Operating Activities
Net income	$19,582	$13,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,688	17,005
Loss on disposal of fixed assets	26	256
Non-cash interest expense	1,141	1,723
Amortization of deferred gain on sale-leaseback	(2,936)	(1,904)
Deferred income taxes	53	—
Stock-based compensation	6,522	2,250
Changes in operating assets and liabilities
Inventories	(28,996)	(36,216)
Prepaid expenses and other current assets	(3,111)	(387)
Other assets	221	(1,156)
Accounts payable	3,943	9,518
Accrued liabilities	19,676	31,402
Income taxes payable	(7,309)	—
Deferred rent	7,412	6,324
Net cash provided by operating activities	38,912	42,479
Investing Activities
Purchase of property and equipment	(99,847)	(62,791)
Purchase of intangible assets	—	(568)
Change in restricted cash	(137)	(366)
Net proceeds from sale of property and equipment	773	93
Net cash used in investing activities	(99,211)	(63,632)
Financing Activities
Payments under lines of credit	(146,961)	(178,420)
Proceeds from lines of credit	213,025	204,499
Payment of debt issuance costs	(1,663)	(323)
Payments on financing obligations	(82)	(266)
Payments on long-term debt	(1,805)	(1,620)
Proceeds from exercise of stock options	588	—
Net cash provided by financing activities	63,102	23,870
Increase in cash and cash equivalents	2,803	2,717
Cash and cash equivalents, beginning of period	7,092	5,428
Cash and cash equivalents, end of period	$9,895	$8,145

Supplemental Cash Flow Information
Cash paid for interest	$9,208	$14,866
Cash paid for income taxes	$21,908	$7,086
Supplemental Information for Non-cash Investing and Financing Activities
Property and equipment included in current liabilities	$21,553	$5,919
Property and equipment acquired under capital lease	$1,006	$—

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

The condensed consolidated balance sheets as of July 29, 2017 and July 30, 2016, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 28, 2017 has been derived from the audited financial statements for the fiscal year then ended included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2017 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 28, 2017 and January 30, 2016 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Stock Split

On July 22, 2016, the Company’s board of directors approved a 128.157393-for-one stock split of its existing Class A common stock, Class B common stock and Class C common stock and the conversion of such Class A common stock, Class B common stock and Class C common stock into a single class of common stock. All historical share and per share information has been retroactively adjusted to reflect the stock split and conversion. As of July 29, 2017, the Company’s total authorized share capital is comprised of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Initial Public Offering

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters’ over-allotment option). We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters’ discounts and commissions of $9.1 million. We also incurred offering expenses of $6.0 million in connection with the initial public offering, which was recorded in additional paid-in capital.

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

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “second fiscal quarter 2018” relate to the thirteen weeks ended July 29, 2017 and references to “second fiscal quarter 2017” relate to the thirteen weeks ended July 30, 2016. References herein to “the six months ended July 29, 2017” relate to the twenty-six weeks ended July 29, 2017 and references to “the six months ended July 30, 2016” relate to the twenty-six weeks ended July 30, 2016.

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

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and twenty-six weeks ended July 29, 2017 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Stock-Based Compensation

On January 29, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment award transactions and is effective for annual reporting periods beginning after December 15, 2016. Under certain circumstances, this guidance will have an impact on our effective tax rate in the future as the adoption of ASU 2016-09 also requires all income tax adjustments to be recorded in the condensed consolidated statements of income, and changes between tax and book treatment of equity compensation to be recognized in the provision for income taxes. We have adopted ASU 2016-09 prospectively and management has elected the accounting policy to continue to estimate the number of awards expected to be forfeited and adjust those estimates when it is no longer probable each period. The adoption of ASU 2016-09 did not have a material impact on our condensed consolidated financial statements during the thirteen and twenty-six weeks ended July 29, 2017.

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

At July 29, 2017, the fair value of our fixed rate mortgage due February 1, 2037 was $6.2 million, which was approximately $0.3 million above the carrying value of $5.9 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 29,	January 28,	July 30,
	2017	2017	2016

Inventory in-transit	$14,234	$10,833	$32,196
Accrued payroll and other employee-related liabilities	9,054	12,498	7,497
Accrued taxes, other than income	14,980	10,029	12,405
Accrued interest	3,738	3,807	456
Insurance liabilities	1,862	3,247	2,104
Construction costs	19,040	6,295	7,248
Accrued inbound freight	13,673	10,554	8,783
Other	17,704	17,176	15,080
Total accrued liabilities	$94,285	$74,439	$85,769

4.    Revolving Line of Credit

Interest on borrowings under our $350.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 3.30% and 2.00% during the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively and approximately 2.80% and 2.00% during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

In June 2016, we amended the agreement governing the ABL Facility to exercise the $75.0 million accordion feature which increased the then-available aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. The other terms of the ABL Facility were not changed by the amendment.

In June 2017, we entered into the Sixth Amendment to the agreement governing the ABL Facility in order to, among other things, modify the definition of the borrowing base to include certain assets of a newly formed subsidiary guarantor.

In July 2017, we entered into the Seventh Amendment to the agreement governing the ABL Facility (the “ABL Amendment”) which increased the aggregate revolving commitments from $215.0 million to $350.0 million, and increased  the sublimit for the issuance of letters of credit from $25.0 million to $50.0 million and the sublimit for the issuance of swingline loans from $10.0 million to $20.0 million. In addition, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date (as such date may be extended) of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”), certain pricing thresholds were adjusted, and certain covenant restrictions were loosened. While the revolving credit loans outstanding under the ABL Facility will continue to be secured by substantially all of our assets with a first priority lien on ABL priority collateral and a second priority lien (as between the ABL facility lenders and the term loan facility lenders) on all non-ABL priority collateral, real property will no longer form part of the collateral under the ABL Facility. The other terms of the ABL Facility remain substantially the same.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of July 29, 2017, approximately $167.6 million was outstanding under the ABL Facility, approximately $0.8 million in face amount of letters of credit had been issued and we had availability of approximately $84.4 million. As of July 29, 2017, we were in compliance with all covenants prescribed in the ABL Facility.

5.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 29,	January 28,	July 30,
	2017	2017	2016

Term Loan Facilities	$294,000	$295,500	$427,755
Note payable, bank (a)	5,871	6,099	6,170
Note payable, bank	—	—	3,686
Obligations under capital leases	9,676	8,630	—
Total debt	309,547	310,229	437,611
Less: current maturities	4,508	3,552	3,251
Less: unamortized deferred debt issuance costs	6,906	7,071	11,897
Long-term debt	$298,133	$299,606	$422,463

(a)	Matures February 1, 2037; variable monthly payments, including interest at 7.90%; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (“Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan (“First Lien Term Loan”), which amount was borrowed on June 5, 2015. The First Lien Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount of $300.0 million. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the First Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to, after a qualifying initial public offering, a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met subsequent to our initial public offering during the fiscal year ended January 28, 2017.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On July 27, 2017, the Borrower entered into a First Amendment to the First Lien Agreement to permit the incurrence of additional indebtedness pursuant to the ABL Amendment and to make certain technical changes to conform to the terms of the ABL Amendment.

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

We were previously obligated to pay management fees of approximately $2.6 million annually to AEA. We recognized approximately $0.6 million and $1.3 million of management fees and reimbursed expenses during the thirteen and twenty-six weeks ended July 30, 2016, respectively.

We were also obligated to pay management fees of approximately $0.9 million annually to Starr Investments. We recognized approximately $0.2 million and $0.5 million of management fees during the thirteen and twenty-six weeks ended July 30, 2016, respectively.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman of the Board, Chief Executive Officer and President. During the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During the thirteen weeks ended July 29, 2017 and July 30, 2016, we paid MMI an immaterial amount and approximately $0.1 million, respectively, for fixtures, furniture and equipment and design related services. During the twenty-six weeks ended July 29, 2017 and July 30, 2016, we paid MMI approximately $0.2 million and $0.1 million, respectively, for fixtures, furniture and equipment and design related services.

7.    Income Taxes

Our effective tax rate for the thirteen weeks ended July 29, 2017 was 35.7% compared to 39.0% for the thirteen weeks ended July 30, 2016. Our effective tax rate for the twenty-six weeks ended July 29, 2017 was 37.4% compared to 38.4% for the twenty-six weeks ended July 30, 2016. The effective tax rate for each of the thirteen and twenty-six weeks ended July 29, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes and a planned restructuring that impacted deferred tax assets as well as a release of the valuation allowance for state net operating losses. The effective tax rate for each of the thirteen and twenty-six weeks ended July 30, 2016 differs slightly from the federal statutory rate primarily due to the impact of state and local income taxes and, to a lesser extent, the increase of our reserve for uncertain tax positions.

8.    Commitments and Contingencies

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.    Earnings Per Share

In accordance with ASC 260, (Topic 260, “Earnings Per Share”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period including the dilutive impact of potential shares from the exercise of stock options and restricted stock units. Potentially dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator:
Net income	$9,533	$6,338	$19,582	$13,664

Denominator:
Weighted average common shares outstanding-basic	60,404,222	50,836,727	60,385,495	50,836,727
Effect of dilutive securities:
Stock options and restricted stock units	3,060,284	1,385,781	2,430,818	1,578,274
Weighted average common shares outstanding-diluted	63,464,506	52,222,508	62,816,313	52,415,001

Per common share:
Basic net income per common share	$0.16	$0.12	$0.32	$0.27
Diluted net income per common share	$0.15	$0.12	$0.31	$0.26

For the thirteen weeks ended July 29, 2017 and July 30, 2016, approximately 162,480 and 282,198, respectively, of stock options were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive. For the twenty-six weeks ended July 29, 2017 and July 30, 2016, approximately 2,737,793 and 282,200, respectively, of stock options were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

10.    Subsequent Events

On August 14, 2017, we granted restricted stock units covering, in the aggregate, 178,880 shares of common stock of the Company to certain employees under the At Home Group Inc. Equity Incentive Plan (the “2016 Equity Plan”). Non-cash stock-based compensation expense associated with the grant will be approximately $4.0 million, which will be expensed over the requisite service period of four years.

On August 25, 2017, Hurricane Harvey made landfall in Texas resulting in extensive damage and flooding in the coastal areas of the state. We did not experience any significant damage to our stores in the area and as of August 30, 2017, all of our stores in Texas were open and operating. However, it is too early to estimate the potential impact on our consolidated financial statements for the fiscal year ending January 27, 2018.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2018” relate to the 52 weeks ending January 27, 2018 and references herein to “fiscal year 2017” relate to the 52 weeks ended January 28, 2017. References herein to “the second fiscal quarter 2018” and “the second fiscal quarter 2017” relate to the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively. References herein to “the six months ended July 29, 2017” and “the six months ended July 30, 2016” relate to the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

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

As of July 29, 2017, our store base is comprised of 136 large format stores across 33 states, averaging approximately 115,000 square feet per store. Over the past five completed fiscal years we have opened 77 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, we have implemented a merchandise planning system and an inventory allocation system to better manage the flow of inventory for each store and corresponding customer base. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

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

Adjusted Net Income

Adjusted Net Income represents our net income, adjusted for initial public offering related non-cash stock-based compensation expense, initial public offering transaction costs and losses incurred due to the modification of debt. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For a reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$232,065	$188,364	$443,905	$360,443
Cost of sales	159,032	126,314	298,995	240,088
Gross profit	73,033	62,050	144,910	120,355
Operating expenses
Selling, general and administrative expenses	51,244	42,171	100,384	79,615
Depreciation and amortization	1,533	971	2,951	1,862
Total operating expenses	52,777	43,142	103,335	81,477
Operating income	20,256	18,908	41,575	38,878
Interest expense, net	5,422	8,518	10,308	16,711
Income before income taxes	14,834	10,390	31,267	22,167
Income tax provision	5,301	4,052	11,685	8,503
Net income	$9,533	$6,338	$19,582	$13,664
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5%	67.1%	67.4%	66.6%
Gross profit	31.5%	32.9%	32.6%	33.4%
Operating Expenses
Selling, general and administrative expenses	22.1%	22.4%	22.6%	22.1%
Depreciation and amortization	0.7%	0.5%	0.7%	0.5%
Total operating expenses	22.7%	22.9%	23.3%	22.6%
Operating income	8.7%	10.0%	9.4%	10.8%
Interest expense, net	2.3%	4.5%	2.3%	4.6%
Income before income taxes	6.4%	5.5%	7.0%	6.1%
Income tax provision	2.3%	2.2%	2.6%	2.4%
Net income	4.1%	3.4%	4.4%	3.8%
Operational Data:
Total stores at end of period	136	115	136	115
New stores opened	8	10	15	16
Comparable store sales	7.8%	0.9%	6.8%	1.4%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$60,789	$51,114	$119,866	$100,369
Store-level Adjusted EBITDA margin(2)	26.2%	27.1%	27.0%	27.8%
Adjusted EBITDA(2)	$41,739	$36,586	$83,074	$70,548
Adjusted EBITDA margin(2)	18.0%	19.4%	18.7%	19.6%
Adjusted Net Income(3)	$11,395	$6,347	$23,099	$13,679

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

(2)	The following table reconciles our net income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net income	$9,533	$6,338	$19,582	$13,664
Interest expense, net	5,422	8,518	10,308	16,711
Income tax provision	5,301	4,052	11,685	8,503
Depreciation and amortization(a)	11,851	8,999	22,688	17,005
EBITDA	$32,107	$27,907	$64,263	$55,883
Consulting and other professional services(b)	1,243	765	2,797	1,331
Costs associated with new store openings(c)	4,041	4,366	8,000	6,888
Relocation and employee recruiting costs(d)	—	58	—	145
Management fees and expenses(e)	—	875	—	1,777
Stock-based compensation expense(f)	515	1,088	1,085	2,250
Stock-based compensation related to special one-time IPO bonus grant(g)	2,719	—	5,437	—
Non-cash rent(h)	1,040	852	1,508	1,599
Other(i)	74	675	(16)	675
Adjusted EBITDA	$41,739	$36,586	$83,074	$70,548
Corporate overhead expenses(j)	19,050	14,528	36,792	29,821
Store-level Adjusted EBITDA	$60,789	$51,114	$119,866	$100,369

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of operations.

(b)	Primarily consists of consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives.

(c)

Non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened eight and 10 new stores during the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively, and 15 and 16 new stores during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

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

(h)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(1.5) million and $(1.0) million during the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively, and $(2.9) million and $(1.9) million during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

•	for the thirteen and twenty-six weeks ended July 30, 2016, a loss of $0.3 million recognized on the sale of land in connection with the expansion of our distribution center.

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

(3)	The following table reconciles our net income to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net income as reported	$9,533	$6,338	$19,582	$13,664
Adjustments:
Loss on modification of debt(a)	179	—	179	—
Stock-based compensation related to special one-time IPO bonus grant(b)	2,719	—	5,437	—
IPO transaction costs(c)	—	15	—	24
Tax impact of adjustments to net income(d)	(1,036)	(6)	(2,099)	(9)
Adjusted Net Income	$11,395	$6,347	$23,099	$13,679

(a)	Non-cash loss due to a change in the ABL Facility lenders under the ABL Amendment resulting in immediate recognition of a portion of the related unamortized deferred debt issuance costs.

(b)

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

(c)	Charges incurred in connection with our initial public offering, which we do not expect to recur and do not consider in our evaluation of our ongoing performance.

(d)

Represents the tax impact associated with the adjusted expenses utilizing the effective tax rate in effect during the periods presented. The effective tax rate for the thirteen weeks ended July 29, 2017 and July 30, 2016 was 35.7% and 39.0%, respectively. The effective tax rate for the twenty-six weeks ended July 29, 2017 and July 30, 2016 was 37.4% and 38.4%, respectively.

Thirteen Weeks Ended July 29, 2017 Compared to Thirteen Weeks Ended July 30, 2016

Net Sales

Net sales increased $43.7 million, or 23.2%, to $232.1 million for the thirteen weeks ended July 29, 2017 from $188.4 million for the thirteen weeks ended July 30, 2016. The increase was primarily driven by approximately $31.1 million of incremental revenue from the net addition of 21 new stores opened since July 30, 2016 as well as the addition of a number of stores that were opened prior to July 30, 2016 but had not yet been open for 15 months, and as a result, were not included in the comparable store base. The remaining $12.6 million increase in net sales is attributable to comparable store sales, which increased 7.8% during the thirteen weeks ended July 29, 2017, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $32.7 million, or 25.9%, to $159.0 million for the thirteen weeks ended July 29, 2017 from $126.3 million for the thirteen weeks ended July 30, 2016. This increase was primarily driven by the 23.2% increase in net sales for the thirteen weeks ended July 29, 2017 compared to the thirteen weeks ended July 30, 2016, which resulted in a $19.5 million increase in merchandise costs. In addition, during the thirteen weeks ended July 29, 2017, we recognized a $2.3 million increase in depreciation and amortization and a $5.8 million increase in store occupancy costs, in each case as a result of new store openings since July 30, 2016.

Gross Profit and Gross Margin

Gross profit was $73.0 million, or 31.5% of net sales, for the thirteen weeks ended July 29, 2017, an increase of $10.9 million from $62.1 million, or 32.9% of net sales, for the thirteen weeks ended July 30, 2016. The increase in gross profit was primarily driven by increased sales volume from the net addition of 21 new stores opened since July 30, 2016 as well as a 7.8% increase in comparable store sales. Gross margin decreased 140 basis points during the thirteen weeks ended July 29, 2017 when compared to the thirteen weeks ended July 30, 2016. The 140 basis point decrease was almost entirely driven by higher distribution center costs associated with investments in incremental inventory. Gross margins for new stores did not materially differ from those of comparable stores during the thirteen weeks ended July 29, 2017 or the thirteen weeks ended July 30, 2016, primarily as a result of the relatively short period to maturity for new stores, following which the performance of new stores was consistent with the performance of comparable stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.2 million for the thirteen weeks ended July 29, 2017 compared to $42.2 million for the thirteen weeks ended July 30, 2016, an increase of $9.0 million or 21.5%. As a percentage of sales, SG&A decreased 30 basis points for the thirteen weeks ended July 29, 2017 to 22.1% from 22.4% for the thirteen weeks ended July 30, 2016, primarily due to leverage of recurring corporate overhead expenses and a decrease in pre-opening costs due to the timing of new store openings, which were partially offset by stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the At Home Group Inc. Equity Incentive Plan (the “2016 Equity Plan”) and an increase in marketing and advertising expenses. SG&A expenses include corporate overhead expenses, which represented $4.2 million of the increase, attributable to increased payroll expenses to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, and consulting and other professional fees relating to other company initiatives. SG&A expenses also include expenses related to store operations, which represented $2.4 million of the increase, primarily driven by a $2.1 million increase in payroll expenses due to headcount for our new stores as well as increases in various other administrative costs to support the continued growth in our store base.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $6.6 million for the thirteen weeks ended July 29, 2017 compared to $4.2 million for the thirteen weeks ended July 30, 2016, an increase of $2.4 million or 57.1%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.6 million and $0.8 million for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively.

Interest Expense, Net

Interest expense, net decreased to $5.4 million for the thirteen weeks ended July 29, 2017 from $8.5 million for the thirteen weeks ended July 30, 2016, a decrease of $3.1 million. The decrease in interest expense primarily resulted from the use of proceeds from our initial public offering during fiscal year 2017 to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”). See “—Liquidity and Capital Resources”.

Income Tax Provision

Income tax expense was $5.3 million for the thirteen weeks ended July 29, 2017 compared to income tax expense of $4.1 million for the thirteen weeks ended July 30, 2016. The effective tax rate for the thirteen weeks ended July 29, 2017 was 35.7% compared to 39.0% for the thirteen weeks ended July 30, 2016. The effective tax rate for the thirteen weeks ended July 29, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes and a planned restructuring that impacted deferred tax assets as well as a release of the valuation allowance for state net operating losses. The effective tax rate for the thirteen weeks ended July 30, 2016 differs slightly from the federal statutory rate primarily due to the impact of state and local income taxes and, to a lesser extent, the increase of our reserve for uncertain tax positions.

Twenty-six Weeks Ended July 29, 2017 Compared to Twenty-six Weeks Ended July 30, 2016

Net Sales

Net sales increased $83.5 million, or 23.2%, to $443.9 million for the twenty-six weeks ended July 29, 2017 from $360.4 million for the twenty-six weeks ended July 30, 2016. The increase was primarily driven by approximately $61.9 million of incremental revenue from the net addition of 21 new stores opened since July 30, 2016 as well as the addition of a number of stores that were opened prior to July 30, 2016 but had not yet been open for 15 months, and as a result, were not included in the comparable store base. The remaining $21.6 million increase in net sales is attributable to comparable store sales, which increased 6.8% during the twenty-six weeks ended July 29, 2017, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $58.9 million, or 24.5%, to $299.0 million for the twenty-six weeks ended July 29, 2017 from $240.1 million for the twenty-six weeks ended July 30, 2016. This increase was primarily driven by the 23.2% increase in net sales for the twenty-six weeks ended July 29, 2017 compared to the twenty-six weeks ended July 30, 2016, which resulted in a $35.4 million increase in merchandise costs. In addition, during the twenty-six weeks ended July 29, 2017, we recognized a $4.6 million increase in depreciation and amortization and a $11.5 million increase in store occupancy costs, in each case as a result of new store openings since July 30, 2016.

Gross Profit and Gross Margin

Gross profit was $144.9 million, or 32.6% of net sales, for the twenty-six weeks ended July 29, 2017, an increase of $24.5 million from $120.4 million, or 33.4% of net sales, for the twenty-six weeks ended July 30, 2016. The increase in gross profit was primarily driven by increased sales volume from the net addition of 21 new stores opened since July 30, 2016 as well as a 6.8% increase in comparable store sales. Gross margin decreased 80 basis points during the twenty-six weeks ended July 29, 2017 when compared to the twenty-six weeks ended July 30, 2016. The 80 basis point decrease was primarily due to higher distribution center costs associated with investments in incremental inventory and higher occupancy costs resulting from the sale-leaseback transactions that occurred in August 2016 and September 2016 pursuant to which we sold seven of our properties and contemporaneously entered into leases under which we leased back the properties for cumulative initial annual rent of $4.3 million which was partially offset by product margin improvement. Gross margins for new stores did not materially differ from those of comparable stores during the twenty-six weeks ended July 29, 2017 or the twenty-six weeks ended July 30, 2016, primarily as a result of the relatively short period to maturity for new stores, following which the performance of new stores was consistent with the performance of comparable stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $100.4 million for the twenty-six weeks ended July 29, 2017 compared to $79.6 million for the twenty-six weeks ended July 30, 2016, an increase of $20.8 million or 26.1%. As a percentage of sales, SG&A increased 50 basis points for the twenty-six weeks ended July 29, 2017 to 22.6% from 22.1% for the twenty-six weeks ended July 30, 2016, primarily due to stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, an increase in marketing and advertising expenses and pre-opening costs due to the increased number and timing of new store openings, which were partially offset by leverage of recurring corporate overhead expenses. SG&A expenses include corporate overhead expenses, which represented $9.1 million of the increase, attributable to increased payroll expenses to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, and consulting and other professional fees relating to other company initiatives. SG&A expenses also include expenses related to store operations, which represented $7.0 million of the increase, primarily driven by a $4.1 million increase in payroll expenses due to headcount for our new stores. Additionally, there was a $1.1 million increase in store pre-opening costs due to the timing of new store openings during the twenty-six weeks ended July 29, 2017 compared to the twenty-six weeks ended July 30, 2016 as well as increases in various other administrative costs to support the continued growth in our store base.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $12.3 million for the twenty-six weeks ended July 29, 2017 compared to $7.6 million for the twenty-six weeks ended July 30, 2016, an increase of $4.7 million or 61.8%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $1.0 million and $1.2 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

Interest Expense, Net

Interest expense, net decreased to $10.3 million for the twenty-six weeks ended July 29, 2017 from $16.7 million for the twenty-six weeks ended July 30, 2016, a decrease of $6.4 million. The decrease in interest expense primarily resulted from the use of proceeds from our initial public offering during fiscal year 2017 to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”). See “—Liquidity and Capital Resources”.

Income Tax Provision

Income tax expense was $11.7 million for the twenty-six weeks ended July 29, 2017 compared to income tax expense of $8.5 million for the twenty-six weeks ended July 30, 2016. The effective tax rate for the twenty-six weeks ended July 29, 2017 was 37.4% compared to 38.4% for the twenty-six weeks ended July 30, 2016. The effective tax rate for the twenty-six weeks ended July 29, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes and a planned restructuring that impacted deferred tax assets as well as a release of the valuation allowance for state net operating losses. The effective tax rate for the twenty-six weeks ended July 30, 2016 differs slightly from the federal statutory rate primarily due to the impact of state and local income taxes and, to a lesser extent, the increase of our reserve for uncertain tax positions.

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

As of July 29, 2017, we had $9.9 million of cash and cash equivalents and $84.4 million in borrowing availability under our ABL Facility. There were $0.8 million in face amount of letters of credit that had been issued under the ABL Facility at that date. In June 2016, we amended the agreement governing the ABL Facility (“ABL Credit Agreement”) to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million. In June 2017, we entered into the Sixth Amendment to the agreement governing the ABL Facility in order to, among other things, modify the definition of the borrowing base to include certain assets of a newly formed subsidiary guarantor.  In July 2017, we amended the agreement governing the ABL Facility to increase the aggregate revolving commitments from $215.0 million to $350.0 million, increase the sublimit for the issuance of letters of credit from $25.0 million to $50.0 million and the sublimit for the issuance of swingline loans from $10.0 million to $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 28, 2017 were approximately $62.1 million, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $62.1 million. We estimate that our total capital expenditures for the fiscal year ending January 27, 2018 will be in the range of $110 million to $130 million, net of proceeds from sale-leaseback transactions of $100 million.  Capital expenditures for the twenty-six weeks ended July 29, 2017 were $99.8 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect remaining fiscal year 2018 net capital expenditures to be financed in the same manner.

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

Sale-Leaseback Transactions

As part of our flexible real estate strategy, we utilize sale-leaseback transactions to finance investments previously made for the purchase of second generation properties and the construction of new store locations. This enhances our ability to access a range of locations and facilities efficiently. We factor sale-leaseback transactions into our capital allocation decisions. In order to support the execution of sale-leaseback transactions, we have relationships with publicly traded REITs and other lenders, many of which have demonstrated interest in our portfolio of assets.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016

Net Cash Provided by Operating Activities	$38,912	$42,479
Net Cash Used in Investing Activities	(99,211)	(63,632)
Net Cash Provided by Financing Activities	63,102	23,870
Net Increase in Cash and Cash Equivalents	2,803	2,717

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $38.9 million for the twenty-six weeks ended July 29, 2017 compared to net cash provided by operating activities of $42.5 million for the twenty-six weeks ended July 30, 2016. The $3.6 million decrease in cash provided by operating activities was primarily due to a $14.8 million increase in cash paid for income taxes which was partially offset by a $5.7 million decrease in cash paid for interest and a $7.2 million decrease in purchases of merchandise inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities was $99.2 million for the twenty-six weeks ended July 29, 2017 compared to $63.6 million for the twenty-six weeks ended July 30, 2016. The $35.6 million increase in cash used in investing activities was primarily driven by a $37.1 million increase in capital expenditures. Capital expenditures of $99.8 million for the twenty-six weeks ended July 29, 2017 consisted of $92.6 million invested in new store growth with the remaining $7.2 million primarily related to investments in information technology, maintenance expenditures, our distribution center and existing stores. Capital expenditures of $62.8 million for the twenty-six weeks ended July 30, 2016 consisted of $54.8 million invested in new store growth with the remaining $8.0 million primarily related to investments in information technology, our distribution center and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $63.1 million for the twenty-six weeks ended July 29, 2017 compared to $23.9 million for the twenty-six weeks ended July 30, 2016, an increase of $39.2 million primarily due to an increase of $40.0 million in net borrowings under our ABL Facility.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our condensed consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of July 29, 2017, we have not derecognized any landlord assets or associated financing obligations.

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

The First Lien Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the First Lien Term Loan. As of July 29, 2017 and July 30, 2016, we were in compliance with all covenants prescribed under the First Lien Term Loan.

At our option, the First Lien Term Loan was prepayable on or prior to June 5, 2016 subject to, in the case of a repricing transaction, a prepayment premium equal to the principal amount of First Lien Term Loan subject to such prepayment multiplied by 1%. Any prepayment of all or any portion of the outstanding First Lien Term Loan on or after June 5, 2016 is not subject to a premium.

On July 27, 2017, the Borrower entered into a First Amendment to the First Lien Agreement to permit the incurrence of additional indebtedness pursuant to the ABL Amendment and to make certain technical changes to conform to the terms of the ABL Amendment.

On June 5, 2015, the Borrower entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provided for the Second Lien Term Loan, which amount was borrowed on June 5, 2015. The Second Lien Term Loan had a maturity date of June 5, 2023 and did not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower had the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%. We were in compliance with all covenants prescribed under the Second Lien Term Loan as of July 30, 2016. As discussed below, the Second Lien Term Loan was no longer outstanding as of July 29, 2017.

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

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility which provided for cash borrowings and issuances of letters of credit based on defined percentages of eligible inventory and credit card receivable balances up to a maximum facility limit of $80.0 million. In May 2012, we entered into the First Amendment to the ABL Credit Agreement, which amended the ABL Facility to, among other things, permit the issuance of the Senior Secured Notes. In May 2013, we entered into the Second Amendment to the ABL Credit Agreement, which amended the ABL Facility to increase the facility limit to $90.0 million, extend the maturity from October 2016 to May 2018, reduce the interest rate and fees and amended various other covenants and related definitions. In July 2014, we entered into the Third Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain financial terms and other covenants. Such modifications included increasing the facility from $90.0 million to $140.0 million; extending the scheduled maturity date from May 2018 to July 2019; reducing the margin on borrowings by 0.25%; providing for the release of certain real property collateral in specified circumstances; adding Wells Fargo Bank, National Association as a new lender under the facility and amending various other covenants, terms and related definitions to provide additional flexibility with the facility. In September 2014, we entered into the Assumption and Ratification Agreement, which updated the names of the loan parties to reflect our corporate restructuring and rebranding. On June 5, 2015, we also entered into the Fourth Amendment to the ABL Credit Agreement which further amended the ABL Facility to modify certain provisions of the agreement to, among other things, permit the Term Loan Facilities to be issued and amend certain terms in the ABL Facility to be consistent with the terms set forth in the Term Loan Facilities. In June 2016, we amended our ABL Facility to exercise the $75.0 million accordion feature of the ABL Facility, which increased the aggregate revolving commitments from $140.0 million to $215.0 million and increased the sublimit for the issuance of letters of credit from $10.0 million to $25.0 million. In June 2017, we amended our ABL Facility in order to modify the definition of the borrowing base to include certain assets of a newly formed subsidiary guarantor.

In July 2017, we entered into the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”) which increased the aggregate revolving commitments from $215.0 million to $350.0 million and increased the sublimit for the issuance of letters of credit from $25.0 million to $50.0 million and the sublimit for the issuance of swingline loans from $10.0 million to $20.0 million. In addition, among other things, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 or the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended),  certain pricing thresholds were adjusted, and certain covenant restrictions were loosened.

Pursuant to the ABL Amendment, the  ABL Facility will continue to be secured by substantially all of our assets with a first priority lien on ABL Priority Collateral; however, real property will no longer form part of the collateral under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 3.30% and 2.00% during the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively and approximately 2.80% and 2.00% during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

As of July 29, 2017, approximately $167.6 million was outstanding under the ABL Facility, approximately $0.8 million in face amount of letters of credit had been issued and we had availability of approximately $84.4 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of July 29, 2017 and July 30, 2016, we were in compliance with all covenants under the ABL Facility.

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

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

As an emerging growth company, the JOBS Act allows us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to irrevocably ‘‘opt out’’ of this provision and, as a result, we comply with new or revised accounting standards as required when they are adopted.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of July 29, 2017, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $4.6 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen and twenty-six weeks ended July 29, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1.1

First Amendment To Program Agreement, dated July 7, 2017, by and among At Home Stores LLC and Synchrony Bank (incorporated by reference to Exhibit 10.1.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2017 (File No. 001-37849)).

10.1.8

Seventh Amendment to Credit Agreement, dated July 27, 2017, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.8 to the Registrant's Current Report on Form 8-K filed on August 1, 2017 (File No. 001-37849)).

10.2.1

First Amendment to Senior Secured Term Loan Facility, dated July 27, 2017, by and between At Home Holding III Inc., with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2017 (File No. 001-37849)).

*10.22†	At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Director Form).

*10.23†	At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Standard Form).

*10.24†	At Home Group Inc. Form of Nonstatutory Stock Option Notice of Grant and Award Agreement (Time-Vesting).

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

AT HOME GROUP INC.

September 6, 2017	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

September 6, 2017	/s/ JUDD T. NYSTROM
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)