Form 10-Q
period 2017-10-28
At Home Group Inc.
filed 2017-11-30
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

or

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

There were 60,441,045 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 28, 2017.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2017, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic factors that may materially adversely affect our business, revenue and profitability;
•	volatility or disruption in the financial markets;
•	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
•	our ability to successfully implement our growth strategy on a timely basis or at all;
•	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
•	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
•	adverse events in the geographical regions in which we operate;
•	risks related to our imported merchandise;
•	risks associated with leasing substantial amounts of space;
•	risks associated with our sale-leaseback strategy;
•	the highly competitive retail environment in which we operate;
•	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
•	our dependence upon the services of our management team and our buyers;
•	the failure to attract and retain quality employees;
•	difficulties with our vendors;
•	the seasonality of our business;
•	fluctuations in our quarterly operating results;
•	the failure or inability to protect our intellectual property rights;
•	risks associated with third-party claims that we infringe upon their intellectual property rights;
•	increases in commodity prices and supply chain costs;
•	the need to make significant investments in advertising, marketing or promotions;
•	the success of any investment in online services or e-commerce activities that we may launch;
•	the success of our loyalty program or private-label or co-branded consumer credit offerings and any investments related thereto;
•	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
•	unauthorized disclosure of sensitive or confidential customer information;
•	regulatory or litigation developments;

•	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
•	inadequacy of our insurance coverage;
•	our substantial dependence upon our reputation and positive perceptions of At Home;
•	the potential negative impact of changes to our accounting policies, rules and regulations;
•	net losses incurred in fiscal years 2014 and 2015 and the potential to experience net losses in the future;
•	changes in our effective tax rate;
•	the control of a substantial majority of our common stock by entities associated with AEA Investors LP and Starr Investment Holdings, LLC (collectively, the “Sponsors”); and
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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Current assets:
Cash and cash equivalents	$10,212	$7,092	$7,663
Inventories, net	277,764	243,795	248,053
Prepaid expenses	4,991	6,130	4,675
Other current assets	4,607	1,860	3,186
Total current assets	297,574	258,877	263,577
Property and equipment, net	446,269	340,358	314,114
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,452
Debt issuance costs, net	2,088	1,202	1,322
Restricted cash	—	482	630
Noncurrent deferred tax asset	48,804	40,735	34,226
Other assets	311	549	544
Total assets	$1,366,236	$1,213,393	$1,185,597
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$70,759	$58,425	$66,482
Accrued and other current liabilities	81,885	74,439	75,834
Revolving line of credit	185,195	101,575	87,020
Current portion of deferred rent	9,083	7,082	6,983
Current portion of long-term debt and financing obligations	4,302	3,691	3,720
Income taxes payable	562	7,265	13,244
Total current liabilities	351,786	252,477	253,283
Long-term debt	298,037	299,606	291,864
Financing obligations	19,714	19,937	18,649
Deferred rent	122,885	103,692	104,175
Other long-term liabilities	6,311	2,811	2,641
Total liabilities	798,733	678,523	670,612
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 60,441,045, 60,366,768 and 60,366,768 shares issued and outstanding, respectively	604	604	604
Additional paid-in capital	558,977	548,301	543,674
Retained earnings (accumulated deficit)	7,922	(14,035)	(29,293)
Total shareholders' equity	567,503	534,870	514,985
Total liabilities and shareholders' equity	$1,366,236	$1,213,393	$1,185,597

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net sales	$212,954	$170,678	$656,859	$531,121
Cost of sales	150,292	119,283	449,287	359,371
Gross profit	62,662	51,395	207,572	171,750

Operating expenses
Selling, general and administrative expenses	51,775	45,784	152,159	125,399
Depreciation and amortization	1,571	1,078	4,522	2,940
Total operating expenses	53,346	46,862	156,681	128,339

Operating income	9,316	4,533	50,891	43,411
Interest expense, net	5,626	5,177	15,934	21,888
Loss on extinguishment of debt	—	2,715	—	2,715
Income (loss) before income taxes	3,690	(3,359)	34,957	18,808
Income tax provision (benefit)	1,315	(1,503)	13,000	7,000
Net income (loss)	$2,375	$(1,856)	$21,957	$11,808

Earnings per share:
Net income (loss) per common share:
Basic	$0.04	$(0.03)	$0.36	$0.22
Diluted	$0.04	$(0.03)	$0.35	$0.21
Weighted average shares outstanding:
Basic	60,427,649	59,615,926	60,399,546	53,763,127
Diluted	63,985,070	59,615,926	63,143,760	55,303,519

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016
Operating Activities
Net income	$21,957	$11,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,943	26,378
Loss on disposal of fixed assets	87	261
Non-cash interest expense	1,599	2,170
Amortization of deferred gain on sale-leaseback	(4,543)	(3,253)
Deferred income taxes	(8,069)	(19,500)
Stock-based compensation	9,951	6,093
Loss on extinguishment of debt	—	2,715
Changes in operating assets and liabilities
Inventories	(33,969)	(71,665)
Prepaid expenses and other current assets	(1,607)	1,729
Other assets	237	(1,886)
Accounts payable	1,482	29,297
Accrued liabilities	10,851	20,642
Income taxes payable	(6,790)	13,531
Deferred rent	10,329	8,679
Net cash provided by operating activities	36,458	26,999
Investing Activities
Purchase of property and equipment	(176,061)	(92,945)
Purchase of intangible assets	—	(580)
Change in restricted cash	482	(605)
Net proceeds from sale of property and equipment	62,386	62,069
Net cash used in investing activities	(113,193)	(32,061)
Financing Activities
Payments under lines of credit	(279,171)	(302,489)
Proceeds from lines of credit	362,791	312,909
Payment of debt issuance costs	(1,906)	(323)
Proceeds from issuance of long-term debt	6,162	—
Payment of Second Lien Term Loan	—	(130,000)
Payments on financing obligations	(137)	(402)
Payments on long-term debt	(8,696)	(5,342)
Proceeds from exercise of stock options	812	—
Proceeds from issuance of common stock	—	132,944
Net cash provided by financing activities	79,855	7,297
Increase in cash and cash equivalents	3,120	2,235
Cash and cash equivalents, beginning of period	7,092	5,428
Cash and cash equivalents, end of period	$10,212	$7,663

Supplemental Cash Flow Information
Cash paid for interest	$14,017	$15,976
Cash paid for income taxes	$29,860	$11,730
Supplemental Information for Non-cash Investing and Financing Activities
Property and equipment included in current liabilities	$10,852	$6,046
Property and equipment reduction due to sale leaseback	$(46,184)	$(30,910)
Property and equipment acquired under capital lease	$1,006	$—

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

The condensed consolidated balance sheets as of October 28, 2017 and October 29, 2016, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 and the condensed consolidated statements of cash flows for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 28, 2017 has been derived from the audited financial statements for the fiscal year then ended included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2017 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 28, 2017 and January 30, 2016 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Stock Split

On July 22, 2016, the Company’s board of directors approved a 128.157393-for-one stock split of its existing Class A common stock, Class B common stock and Class C common stock and the conversion of such Class A common stock, Class B common stock and Class C common stock into a single class of common stock. All historical share and per share information has been retroactively adjusted to reflect the stock split and conversion. As of October 28, 2017, the Company’s total authorized share capital is comprised of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “third fiscal quarter 2018” relate to the thirteen weeks ended October 28, 2017 and references to “third fiscal quarter 2017” relate to the thirteen weeks October 29, 2016. References herein to “the nine months ended October 28, 2017” relate to the thirty-nine weeks ended October 28, 2017 and references to “the nine months ended October 29, 2016” relate to the thirty-nine weeks ended October 29, 2016.

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

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and thirty-nine weeks ended October 28, 2017 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Stock-Based Compensation

On January 29, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment award transactions and is effective for annual reporting periods beginning after December 15, 2016. The adoption of ASU 2016-09 also requires all income tax adjustments to be recorded in the condensed consolidated statements of operations, and changes between tax and book treatment of equity compensation to be recognized in the provision for income taxes. We have adopted ASU 2016-09 prospectively and management has elected the accounting policy to continue to estimate the number of awards expected to be forfeited and adjust those estimates when it is no longer probable each period. The adoption of ASU 2016-09 did not have a material impact on our condensed consolidated financial statements during the thirteen and thirty-nine weeks ended October 28, 2017.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We completed an initial impact assessment and believe adopting this ASU will not materially impact the timing of revenue recognition. While we do not anticipate the impact of this guidance to be material to the consolidated financial statements, we believe this guidance will impact: (i) our estimated cost of returns, which will be recorded as a current asset rather than netted with our sales return reserves; and (ii) the timing of revenue recognition related to gift card breakage income, which will be recognized in proportion to the historical pattern of redemptions rather than when redemption is considered remote. We expect to adopt this new guidance using the full retrospective method in the first quarter of our fiscal year ending January 26, 2019 (“fiscal year 2019”).

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02 and we expect that upon adoption we will recognize right-of-use assets and liabilities that will be material to our financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-15 and do not believe it will have a material impact on the consolidated financial statements once implemented.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice around how restricted cash is classified within the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-18, and, upon adopting the new standard, we will no longer present the release of restricted cash as an investing activity cash inflow. Instead, restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

At October 28, 2017, the fair value of our fixed rate mortgage due August 22, 2022 was $6.3 million, which was approximately $0.2 million above the carrying value of $6.1 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.    Sale-Leaseback Transactions

In August 2017, we sold six of our properties in Hoover, Alabama; Lafayette, Louisiana; Moore, Oklahoma; Olathe, Kansas; Orange Park, Florida; and Wichita, Kansas for a total of $62.6 million resulting in a net gain of $15.4 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $4.2 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, or September 2032.

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

4.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	October 28,	January 28,	October 29,
	2017	2017	2016

Inventory in-transit	$11,204	$10,833	$15,370
Accrued payroll and other employee-related liabilities	10,026	12,498	7,930
Accrued taxes, other than income	17,361	10,029	13,415
Accrued interest	4,129	3,807	4,092
Insurance liabilities	1,097	3,247	1,328
Construction costs	14,498	6,295	6,879
Accrued inbound freight	5,481	10,554	9,375
Other	18,089	17,176	17,445
Total accrued liabilities	$81,885	$74,439	$75,834

5.    Revolving Line of Credit

Interest on borrowings under our $350.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 3.30% and 2.10% during the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively and approximately 2.80% and 2.20% during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

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

As of October 28, 2017, approximately $185.2 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately $86.8 million. As of October 28, 2017, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 28,	January 28,	October 29,
	2017	2017	2016

Term Loan Facilities	$293,250	$295,500	$296,250
Note payable, bank (a)	6,141	—	—
Note payable, bank	—	6,099	6,135
Obligations under capital leases	9,428	8,630	—
Total debt	308,819	310,229	302,385
Less: current maturities	4,146	3,552	3,150
Less: unamortized deferred debt issuance costs	6,636	7,071	7,371
Long-term debt	$298,037	$299,606	$291,864

(a)	Matures August 22, 2022; $34,483 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

We were previously obligated to pay management fees of approximately $2.6 million annually to AEA. We recognized approximately $0.1 million and $1.4 million of management fees and reimbursed expenses during the thirteen and thirty-nine weeks ended October 29, 2016, respectively.

We were also obligated to pay management fees of approximately $0.9 million annually to Starr Investments. During the thirteen weeks ended October 29, 2016, we recognized an immaterial amount of management fees to Starr Investments. We recognized approximately $0.5 million of management fees during the thirty-nine weeks ended October 29, 2016.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman of the Board, Chief Executive Officer and President. During the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During the thirteen weeks ended October 28, 2017 and October 29, 2016, we paid MMI approximately $0.2 million and $0.1 million, respectively, for fixtures, furniture and equipment and design related services. During the thirty-nine weeks ended October 28, 2017 and October 29, 2016, we paid MMI approximately $0.4 million and $0.1 million, respectively, for fixtures, furniture and equipment and design related services.

8.    Income Taxes

Our effective tax rate for the thirteen weeks ended October 28, 2017 was 35.6% compared to 44.8 % for the thirteen weeks ended October 29, 2016. Our effective tax rate for each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was 37.2%. The effective tax rate for each of the thirteen and thirty-nine weeks ended October 28, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes, a strategic restructuring that impacted deferred tax assets, excess tax benefits realized as well as a release of the valuation allowance for state net operating losses. The effective tax rate for each of the thirteen and thirty-nine weeks ended October 29, 2016 differs from the federal statutory rate primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits and the nondeductible interest expense related to the debt extinguishment upon repayment of the Second Lien Term Loan.

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

10.    Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Net income (loss)	$2,375	$(1,856)	$21,957	$11,808

Denominator:
Weighted average common shares outstanding-basic	60,427,649	59,615,926	60,399,546	53,763,127
Effect of dilutive securities:
Stock options and restricted stock units	3,557,421	—	2,744,214	1,540,392
Weighted average common shares outstanding-diluted	63,985,070	59,615,926	63,143,760	55,303,519

Per common share:
Basic net income (loss) per common share	$0.04	$(0.03)	$0.36	$0.22
Diluted net income (loss) per common share	$0.04	$(0.03)	$0.35	$0.21

For the thirteen weeks ended October 28, 2017 and October 29, 2016, approximately 12,422 and 8,044,578, respectively, of stock options were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive. For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, approximately 974,802 and 1,090,324, respectively, of stock options were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive.

11.    Stock-Based Compensation

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2018” relate to the 52 weeks ending January 27, 2018 and references herein to “fiscal year 2017” relate to the 52 weeks ended January 28, 2017. References herein to “the third fiscal quarter 2018” and “the third fiscal quarter 2017” relate to the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. References herein to “the nine months ended October 28, 2017” and “the nine months ended October 29, 2016” relate to the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

Overview

At Home is the leading home décor superstore based on the number of our locations and our large format stores that we believe dedicate more space per store to home décor than any other player in the industry. We are focused on providing the broadest assortment of products for any room, in any style, for any budget. We utilize our space advantage to out-assort our competition, offering over 50,000 SKUs throughout our stores. Our differentiated merchandising strategy allows us to identify on-trend products and then value engineer those products to provide desirable aesthetics at attractive price points for our customers. Over 70% of our products are unbranded, private label or specifically designed for us. We believe that our broad and comprehensive offering and compelling value proposition combine to create a leading destination for home décor with the opportunity to continue taking market share in a highly fragmented and growing market.

As of October 28, 2017, our store base is comprised of 144 large format stores across 33 states, averaging approximately 110,000 square feet per store. Over the past five completed fiscal years we have opened 77 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Adjusted EBITDA is defined as net income (loss) before interest expense, net, loss from early extinguishment of debt, income tax provision (benefit) and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, costs associated with new store openings, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net income (loss), adjusted for loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense, transaction costs related to our initial public offering and the registration of shares of our common stock on behalf of our majority stockholders and losses incurred due to the modification of debt. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For a reconciliation of Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$212,954	$170,678	$656,859	$531,121
Cost of sales	150,292	119,283	449,287	359,371
Gross profit	62,662	51,395	207,572	171,750
Operating expenses
Selling, general and administrative expenses	51,775	45,784	152,159	125,399
Depreciation and amortization	1,571	1,078	4,522	2,940
Total operating expenses	53,346	46,862	156,681	128,339
Operating income	9,316	4,533	50,891	43,411
Interest expense, net	5,626	5,177	15,934	21,888
Loss on extinguishment of debt	—	2,715	—	2,715
Income (loss) before income taxes	3,690	(3,359)	34,957	18,808
Income tax provision (benefit)	1,315	(1,503)	13,000	7,000
Net income (loss)	$2,375	$(1,856)	$21,957	$11,808
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6%	69.9%	68.4%	67.7%
Gross profit	29.4%	30.1%	31.6%	32.3%
Operating Expenses
Selling, general and administrative expenses	24.3%	26.8%	23.2%	23.6%
Depreciation and amortization	0.7%	0.6%	0.7%	0.6%
Total operating expenses	25.1%	27.5%	23.9%	24.2%
Operating income	4.4%	2.7%	7.7%	8.2%
Interest expense, net	2.6%	3.0%	2.4%	4.1%
Loss on extinguishment of debt	— %	1.6%	— %	0.5%
Income (loss) before income taxes	1.7%	(2.0)%	5.3%	3.5%
Income tax provision (benefit)	0.6%	(0.9)%	2.0%	1.3%
Net income (loss)	1.1%	(1.1)%	3.3%	2.2%
Operational Data:
Total stores at end of period	144	122	144	122
New stores opened	8	7	23	23
Comparable store sales	7.1%	4.2%	6.9%	2.3%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$50,799	$37,620	$170,665	$138,080
Store-level Adjusted EBITDA margin(2)	23.9%	22.0%	26.0%	26.0%
Adjusted EBITDA(2)	$32,147	$22,592	$115,221	$93,140
Adjusted EBITDA margin(2)	15.1%	13.2%	17.5%	17.5%
Adjusted Net Income(3)	$4,591	$1,528	$27,647	$15,668

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

(2)	The following table reconciles our net income (loss) to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net income (loss)	$2,375	$(1,856)	$21,957	$11,808
Interest expense, net	5,626	5,177	15,934	21,888
Loss on extinguishment of debt	—	2,715	—	2,715
Income tax provision (benefit)	1,315	(1,503)	13,000	7,000
Depreciation and amortization(a)	12,255	9,373	34,943	26,378
EBITDA	$21,571	$13,906	$85,834	$69,789
Consulting and other professional services(b)	1,756	1,267	4,553	2,598
Costs associated with new store openings(c)	4,514	2,812	12,514	9,700
Relocation and employee recruiting costs(d)	—	45	—	190
Management fees and expenses(e)	—	71	—	1,847
Stock-based compensation expense(f)	710	1,135	1,795	3,385
Stock-based compensation related to special one-time IPO bonus grant(g)	2,719	2,708	8,156	2,708
Non-cash rent(h)	657	559	2,164	2,159
Other(i)	220	89	205	764
Adjusted EBITDA	$32,147	$22,592	$115,221	$93,140
Corporate overhead expenses(j)	18,652	15,028	55,444	44,940
Store-level Adjusted EBITDA	$50,799	$37,620	$170,665	$138,080

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of operations.

(b)	Primarily consists of consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives.

(c)

Non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened eight and seven new stores during the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively, and 23 new stores during each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016.

(d)	Primarily reflects employee recruiting and relocation costs in connection with the build-out of our management team.

(e)

Reflects management fees paid to certain affiliates of AEA Investors LP and Starr Investment Holdings, LLC (collectively, the “Sponsors”) in accordance with our management agreement. In connection with our initial public offering, the management agreement was terminated on August 3, 2016 and our Sponsors no longer receive management fees from us.

(f)	Non-cash stock-based compensation related to the ongoing equity incentive program that we have in place to incentivize and retain management and certain employees.
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

(h)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(1.6) million and $(1.4) million during the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively, and $(4.5) million and $(3.3) million during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(i)

Other adjustments include amounts our management believes are not representative of our ongoing operations, including a loss of $0.3 million recognized on the sale of land in connection with the expansion of our distribution center for the thirty-nine weeks ended October 29, 2016.

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

(3)	The following table reconciles our net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net income (loss) as reported	$2,375	$(1,856)	$21,957	$11,808
Adjustments:
Loss on extinguishment of debt	—	2,715	—	2,715
Loss on modification of debt(a)	—	—	179	—
Stock-based compensation related to special one-time IPO bonus grant(b)	2,719	2,708	8,156	2,708
Transaction costs(c)	724	701	724	725
Tax impact of adjustments to net income (loss)(d)	(1,227)	(2,740)	(3,369)	(2,288)
Adjusted Net Income	$4,591	$1,528	$27,647	$15,668

(a)	Non-cash loss due to a change in the ABL Facility lenders under the ABL Amendment resulting in immediate recognition of a portion of the related unamortized deferred debt issuance costs.

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

(c)

Charges incurred in connection with our initial public offering and the registration of shares of our common stock on behalf of our majority stockholders, which we do not consider in our evaluation of our ongoing performance.

(d)

Represents the tax impact associated with the adjusted expenses utilizing the effective tax rate in effect during the periods presented. The effective tax rate for the thirteen weeks ended October 28, 2017 and October 29, 2016 was 35.6% and 44.8%, respectively. The effective tax rate for each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was 37.2%.

Thirteen Weeks Ended October 28, 2017 Compared to Thirteen Weeks Ended October 29, 2016

Net Sales

Net sales increased $42.3 million, or 24.8%, to $213.0 million for the thirteen weeks ended October 28, 2017 from $170.7 million for the thirteen weeks ended October 29, 2016. The increase was primarily driven by approximately $31.9 million of incremental revenue from the net addition of 22 new stores opened since October 29, 2016 as well as the addition of a number of stores that were opened prior to October 29, 2016 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The remaining $10.4 million increase in net sales is attributable to comparable store sales, which increased 7.1% during the thirteen weeks ended October 28, 2017, driven primarily by our merchandising and marketing initiatives and was partially offset by temporary store closures and interruptions in operations resulting from Hurricanes Harvey and Irma. Excluding the net impact of Hurricanes Harvey and Irma, we estimate that comparable store sales would have increased 8.3% during the thirteen weeks ended October 28, 2017.

Cost of Sales

Cost of sales increased $31.0 million, or 26.0%, to $150.3 million for the thirteen weeks ended October 28, 2017 from $119.3 million for the thirteen weeks ended October 29, 2016. This increase was primarily driven by the 24.8% increase in net sales for the thirteen weeks ended October 28, 2017 compared to the thirteen weeks ended October 29, 2016, which resulted in a $20.2 million increase in merchandise costs. In addition, during the thirteen weeks ended October 28, 2017, we recognized a $2.4 million increase in depreciation and amortization and a $5.6 million increase in store occupancy costs, in each case as a result of new store openings since October 29, 2016.

Gross Profit and Gross Margin

Gross profit was $62.7 million, or 29.4% of net sales, for the thirteen weeks ended October 28, 2017, an increase of $11.3 million from $51.4 million, or 30.1% of net sales, for the thirteen weeks ended October 29, 2016. The increase in gross profit was primarily driven by increased sales volume from the net addition of 22 new stores opened since October 29, 2016 as well as a 7.1% increase in comparable store sales. Gross margin decreased 70 basis points during the thirteen weeks ended October 28, 2017 when compared to the thirteen weeks ended October 29, 2016. The 70 basis point decrease was primarily driven by targeted price reductions on discontinued inventory related to category reinventions, an increase in outbound freight costs and increased occupancy costs resulting from our third fiscal quarter 2018 and third fiscal quarter 2017 sale-leaseback transactions which were partially offset by the nonrecurrence of prior year distribution costs associated with strategic investments in incremental inventory and leverage of store occupancy costs achieved on higher sales growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.8 million for the thirteen weeks ended October 28, 2017 compared to $45.8 million for the thirteen weeks ended October 29, 2016, an increase of $6.0 million or 13.1%. As a percentage of sales, SG&A decreased 250 basis points for the thirteen weeks ended October 28, 2017 to 24.3% from 26.8% for the thirteen weeks ended October 29, 2016, primarily due to leverage of both recurring corporate overhead expenses and marketing and advertising expenses. SG&A expenses include corporate overhead expenses, which represented $1.7 million of the increase, primarily attributable to increased payroll expenses to support our growth strategies. SG&A expenses also include expenses related to store operations, which represented $4.3 million of the increase, primarily driven by a $2.2 million increase in payroll expenses due to additional headcount for our new stores. Additionally, there was a $0.9 million increase in store pre-opening costs due to the increased number of new store openings and the timing of new store openings during the thirteen weeks ended October 28, 2017 compared to the thirteen weeks ended October 29, 2016 as well as increases in various other administrative costs to support the continued growth in our store base.

Total marketing and advertising expenses were $5.0 million for each of the thirteen weeks ended October 28, 2017 and October 29, 2016. Store pre-opening costs include additional marketing and advertising expenses of $0.5 million for each of the thirteen weeks ended October 28, 2017 and October 29, 2016.

Interest Expense, Net

Interest expense, net increased to $5.6 million for the thirteen weeks ended October 28, 2017 from $5.2 million for the thirteen weeks ended October 29, 2016, an increase of $0.4 million. The increase in interest expense is primarily due to increased borrowings under our ABL Facility to support our growth strategies in addition to an increase in the interest rates of our variable rate debt.

Loss on Extinguishment of Debt

During the thirteen weeks ended October 29, 2016, we recognized a loss on extinguishment of debt of $2.7 million resulting from the use of proceeds from our initial public offering during fiscal year 2017 to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”). The loss on extinguishment of debt primarily relates to the write-off of unamortized deferred debt issuance costs.

Income Tax Provision

Income tax expense was $1.3 million for the thirteen weeks ended October 28, 2017 compared to income tax benefit of $1.5 million for the thirteen weeks ended October 29, 2016. The effective tax rate for the thirteen weeks ended October 28, 2017 was 35.6% compared to 44.8% for the thirteen weeks ended October 29, 2016. The effective tax rate for the thirteen weeks ended October 28, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes and a strategic restructuring that impacted deferred tax assets. The effective tax rate for the thirteen weeks ended October 29, 2016 differs from the federal statutory rate primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits and the nondeductible interest expense related to the debt extinguishment upon repayment of the Second Lien Term Loan.

Thirty-nine Weeks Ended October 28, 2017 Compared to Thirty-nine Weeks Ended October 29, 2016

Net Sales

Net sales increased $125.8 million, or 23.7%, to $656.9 million for the thirty-nine weeks ended October 28, 2017 from $531.1 million for the thirty-nine weeks ended October 29, 2016. The increase was primarily driven by approximately $93.8 million of incremental revenue from the net addition of 22 new stores opened since October 29, 2016 as well as the addition of a number of stores that were opened prior to October 29, 2016 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The remaining $32.0 million increase in net sales is attributable to comparable store sales, which increased 6.9% during the thirty-nine weeks ended October 28, 2017, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $89.9 million, or 25.0%, to $449.3 million for the thirty-nine weeks ended October 28, 2017 from $359.4 million for the thirty-nine weeks ended October 29, 2016. This increase was primarily driven by the 23.7% increase in net sales for the thirty-nine weeks ended October 28, 2017 compared to the thirty-nine weeks ended October 29, 2016, which resulted in a $55.6 million increase in merchandise costs. In addition, during the thirty-nine weeks ended October 28, 2017, we recognized a $7.0 million increase in depreciation and amortization and a $17.1 million increase in store occupancy costs, in each case as a result of new store openings since October 29, 2016.

Gross Profit and Gross Margin

Gross profit was $207.6 million, or 31.6% of net sales, for the thirty-nine weeks ended October 28, 2017, an increase of $35.8 million from $171.8 million, or 32.3% of net sales, for the thirty-nine weeks ended October 29, 2016. The increase in gross profit was primarily driven by increased sales volume from the net addition of 22 new stores opened since October 29, 2016 as well as a 6.9% increase in comparable store sales. Gross margin decreased 70 basis points during the thirty-nine weeks ended October 28, 2017 when compared to the thirty-nine weeks ended October 29, 2016. The 70 basis point decrease was primarily due to higher distribution center costs associated with strategic investments in incremental inventory and increased occupancy costs resulting from our third fiscal quarter 2018 and third fiscal quarter 2017 sale-leaseback transactions which was partially offset by leverage of store occupancy costs achieved on higher sales growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $152.2 million for the thirty-nine weeks ended October 28, 2017 compared to $125.4 million for the thirty-nine weeks ended October 29, 2016, an increase of $26.8 million or 21.3%. As a percentage of sales, SG&A decreased 40 basis points for the thirty-nine weeks ended October 28, 2017 to 23.2% from 23.6% for the thirty-nine weeks ended October 29, 2016, primarily due to leverage of recurring corporate overhead expenses, which was partially offset by stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan and an increase in marketing and advertising expenses. SG&A expenses include corporate overhead expenses, which represented $10.7 million of the increase, attributable to increased payroll expenses to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, and consulting and other professional fees relating to other company initiatives. SG&A expenses also include expenses related to store operations, which represented $11.4 million of the increase, primarily driven by a $6.3 million increase in payroll expenses due to additional headcount for our new stores. Additionally, there was a $1.6 million increase in store pre-opening costs due to the timing of new store openings during the thirty-nine weeks ended October 28, 2017 compared to the thirty-nine weeks ended October 29, 2016 as well as increases in various other administrative costs to support the continued growth in our store base.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $17.3 million for the thirty-nine weeks ended October 28, 2017 compared to $12.6 million for the thirty-nine weeks ended October 29, 2016, an increase of $4.7 million or 37.3%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $1.5 million and $1.8 million for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

Interest Expense, Net

Interest expense, net decreased to $15.9 million for the thirty-nine weeks ended October 28, 2017 from $21.9 million for the thirty-nine weeks ended October 29, 2016, a decrease of $6.0 million. The decrease in interest expense primarily resulted from the Second Lien Repayment. See “—Liquidity and Capital Resources”.

Loss on Extinguishment of Debt

During the thirty-nine weeks ended October 29, 2016, we recognized a loss on extinguishment of debt of $2.7 million resulting from the Second Lien Repayment. The loss on extinguishment of debt primarily relates to the write-off of unamortized deferred debt issuance costs.

Income Tax Provision

Income tax expense was $13.0 million for the thirty-nine weeks ended October 28, 2017 compared to income tax expense of $7.0 million for the thirty-nine weeks ended October 29, 2016. The effective tax rate for each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was 37.2%. The effective tax rate for the thirty-nine weeks ended October 28, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes, a strategic restructuring that impacted deferred tax assets, excess tax benefits realized as well as a release of the valuation allowance for state net operating losses. The effective tax rate for the thirty-nine weeks ended October 29, 2016 differs from the federal statutory rate primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits and the nondeductible interest expense related to the debt extinguishment upon repayment of the Second Lien Term Loan.

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

As of October 28, 2017, we had $10.2 million of cash and cash equivalents and $86.8 million in borrowing availability under our ABL Facility. There were $0.5 million in face amount of letters of credit that had been issued under the ABL Facility at that date. In June 2016, we amended the agreement governing the ABL Facility (“ABL Credit Agreement”) to exercise the $75.0 million accordion feature which increased the aggregate revolving commitments from $140.0 million to $215.0 million. In June 2017, we entered into the Sixth Amendment to the agreement governing the ABL Facility in order to, among other things, modify the definition of the borrowing base to include certain assets of a newly formed subsidiary guarantor.  In July 2017, we amended the agreement governing the ABL Facility to increase the aggregate revolving commitments from $215.0 million to $350.0 million, increase the sublimit for the issuance of letters of credit from $25.0 million to $50.0 million and the sublimit for the issuance of swingline loans from $10.0 million to $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 28, 2017 were approximately $62.1 million, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $62.1 million. We estimate that our total capital expenditures for the fiscal year ending January 27, 2018 will be in the range of $110 million to $130 million, net of proceeds from sale-leaseback transactions of approximately $110 million. Capital expenditures for the thirty-nine weeks ended October 28, 2017 were $113.7 million, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $62.4 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect remaining fiscal year 2018 net capital expenditures to be financed in the same manner.

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

In August 2017, we sold six of our properties in Hoover, Alabama; Lafayette, Louisiana; Moore, Oklahoma; Olathe, Kansas; Orange Park, Florida; and Wichita, Kansas for a total of $62.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $4.2 million, subject to annual escalations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016

Net Cash Provided by Operating Activities	$36,458	$26,999
Net Cash Used in Investing Activities	(113,193)	(32,061)
Net Cash Provided by Financing Activities	79,855	7,297
Net Increase in Cash and Cash Equivalents	3,120	2,235

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $36.5 million for the thirty-nine weeks ended October 28, 2017 compared to net cash provided by operating activities of $27.0 million for the thirty-nine weeks ended October 29, 2016. The $9.5 million increase in cash provided by operating activities was primarily due to a $37.7 million decrease in purchase of merchandise inventories, a $7.5 million increase in operating income and a $2.0 million decrease in cash paid for interest which was partially offset by a $18.1 million increase in cash paid for income taxes as well as a change in the timing of payments for accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $113.2 million for the thirty-nine weeks ended October 28, 2017 compared to $32.1 million for the thirty-nine weeks ended October 29, 2016. The $81.1 million increase in cash used in investing activities was primarily driven by a $82.8 million increase in net capital expenditures. Capital expenditures of $176.1 million for the thirty-nine weeks ended October 28, 2017 consisted of $160.8 million invested in new store growth with the remaining $15.3 million primarily related to investments in information technology, maintenance expenditures, our distribution center and existing stores. Capital expenditures of $92.9 million for the thirty-nine weeks ended October 29, 2016 consisted of $75.7 million invested in new store growth with the remaining $17.2 million primarily related to investments in information technology, our distribution center and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $79.9 million for the thirty-nine weeks ended October 28, 2017 compared to $7.3 million for the thirty-nine weeks ended October 29, 2016, an increase of $72.6 million primarily due to a $73.2 million increase in net borrowings under our ABL Facility.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our condensed consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of October 28, 2017, we have not derecognized any landlord assets or associated financing obligations.

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

The First Lien Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the First Lien Term Loan. As of October 28, 2017 and October 29, 2016, we were in compliance with all covenants prescribed under the First Lien Term Loan.

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

On June 5, 2015, the Borrower entered into a second lien credit agreement (the “Second Lien Agreement”), by and among the Borrower, At Home II and Dynasty Financial II, LLC, as administrative agent, collateral agent and lender. The Second Lien Agreement provided for the Second Lien Term Loan, which amount was borrowed on June 5, 2015. The Second Lien Term Loan had a maturity date of June 5, 2023 and did not require periodic principal payments, with the total amount outstanding, plus accrued interest, due at maturity. The Borrower had the option of paying interest on a 1-month, 2-month or quarterly basis on the Second Lien Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 8.00%. We were in compliance with all covenants prescribed under the Second Lien Term Loan through the

Second Lien Repayment. As discussed below, the Second Lien Term Loan was no longer outstanding as of October 28, 2017 and October 29, 2016.

We refer to the First Lien Term Loan and, until the Second Lien Repayment, the Second Lien Term Loan, collectively as the “Term Loan Facilities”.

We used the net proceeds from our initial public offering and the partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, for the Second Lien Repayment for total cash consideration of $130.4 million, including $0.4 million of accrued interest. The repayment resulted in a loss on extinguishment of debt in the amount of $2.7 million, which was recognized during the fiscal year ended January 28, 2017.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 3.30% and 2.10% during the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively and approximately 2.80% and 2.20% during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

As of October 28, 2017, approximately $185.2 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately $86.8 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of October 28, 2017 and October 29, 2016, we were in compliance with all covenants under the ABL Facility.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We completed an initial impact assessment and believe adopting this ASU will not materially impact the timing of revenue recognition. While we do not anticipate the impact of this guidance to be material to the consolidated financial statements, we believe this guidance will impact: (i) our estimated cost of returns, which will be recorded as a current asset rather than netted with our sales return reserves; and (ii) the timing of revenue recognition related to gift card breakage income, which will be recognized in proportion to the historical pattern of redemptions rather than when redemption is considered remote. We expect to adopt this new guidance using the full retrospective method in the first quarter of fiscal year 2019.

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02 and we expect that upon adoption we will recognize right-of-use assets and liabilities that will be material to our financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-15 and do not believe it will have a material impact on the consolidated financial statements once implemented.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice around how restricted cash is classified within the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-18, and, upon adopting the new standard, we will no longer present the release of restricted cash as an investing activity cash inflow. Instead, restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of October 28, 2017, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $4.8 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen and thirty-nine weeks ended October 28, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

AT HOME GROUP INC.

November 30, 2017	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 30, 2017	/s/ JUDD T. NYSTROM
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)