Form 10-K
period 2018-01-27
At Home Group Inc.
filed 2018-03-23
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37849

AT HOME GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3229563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 East Plano Parkway Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

(972) 265-6227

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☒	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 29, 2017, based upon the closing price of the Registrant's common stock as reported on the New York Stock Exchange on July 28, 2017, was $222,473,898.

There were 61,629,576 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 19, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 27, 2018.

AT HOME GROUP INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “should”, or “vision”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, our expected new store openings, our real estate strategy, growth targets and potential growth opportunities and future capital expenditures and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the risk factors described in “Item 1A. Risk Factors” included in this Annual Report on Form 10-K, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of filing this report.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Company”, “At Home”, “we”, “us”, and “our” refer to At Home Group Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS

History and Company Overview

At Home is the leading home décor superstore based on the number of our locations and our large format stores that we believe dedicate more space per store to home décor than any other player in the industry. We are focused on providing the broadest assortment of products for any room, in any style, for any budget. We utilize our space advantage to out-assort our competition, offering over 50,000 SKUs throughout our stores. Our differentiated merchandising strategy allows us to identify on-trend products and then value engineer those products to provide desirable aesthetics at attractive price points for our customers. Over 70% of our products are unbranded, private label or specifically designed for us. We believe that our broad and comprehensive offering and compelling value proposition combine to create a leading destination for home décor with the opportunity to continue taking market share in a highly fragmented and growing industry.

As of January 27, 2018, our store base was comprised of 149 stores across 34 states, averaging approximately 110,000 square feet per store. We utilize a flexible and disciplined real estate strategy that allows us to successfully open and operate stores from 80,000 to 165,000 square feet across a wide range of formats and markets. All of our stores that were open as of the beginning of fiscal year 2018 are profitable, and stores that have been open for more than a year average over $6 million in net sales. Due in part to our past investments, our distribution center should be able to support up to approximately 220 stores. In addition, based on our internal analysis and research conducted for us by Buxton Company, a leading real estate analytics firm (referred to herein as “Buxton”), we believe that we have the potential to expand to at least 600 stores in the United States over the long term although we do not currently have an anticipated timeframe to reach this potential.

At Home (formerly known as Garden Ridge) was founded in 1979 in Garden Ridge, Texas, a suburb of San Antonio. We quickly gained a loyal following in our Texas home market and expanded thereafter. Throughout our history, we have cultivated a passionate customer base that shops our stores for the unique, wide assortment of products offered at value price points. After our Company was acquired in 2011 by an investment group led by certain affiliates of AEA Investors LP (collectively, “AEA”) and Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”), we began a series of strategic investments in the business. We believe that the core strengths of our business combined with the significant investments made in the years following our acquisition by our Sponsors position us to grow sales and expand our store base.

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

Initial and Secondary Public Offerings

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). Our common stock began trading on the New York Stock Exchange (the “NYSE”), on August 4, 2016 under the ticker symbol “HOME”. We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. On September 8, 2016, we issued and sold a further 863,041 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option. This exercise of the over-allotment option resulted in net proceeds to us of $12.0 million after deducting underwriters’ discounts and commissions of $0.9 million. We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our $130.0 million second lien term loan (the “Second Lien Term Loan”).

On October 31, 2017, our Registration Statement on Form S-3, pursuant to which we registered all 50,582,545 shares of our common stock owned by our Sponsors, was declared effective by the SEC. On December 11, 2017, we completed a secondary offering in which our Sponsors sold an aggregate of 5,750,000 shares of our common stock (which included 750,000 shares subject to the underwriters’ over-allotment option) at a price of $24.50 per share. We did not sell any shares of our common stock in, or receive any proceeds from, this secondary offering.

Our Growth Strategies

We expect to continue our strong sales growth and leading profitability by pursuing the following strategies:

Expand Our Store Base

We believe there is a tremendous whitespace opportunity to expand in both existing and new markets in the United States. Over the long term, we believe we have the potential to expand to at least 600 stores in the United States based on our internal analysis and research conducted by Buxton. During fiscal year 2018, we opened 26 new stores, net of two relocations. During fiscal year 2019, we plan to open 31 net new stores and we plan to continue to grow our store base by approximately 15% to 20% in each subsequent year for the foreseeable future. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long‑term potential. We believe our current distribution center should be able to support up to approximately 220 stores with limited incremental investment. We plan to incur additional investments for a second distribution center and related systems in fiscal year 2019 that we expect to open in fiscal year 2020.

We have used our site selection model to score over 20,000 big box retail locations throughout the United States, which positions us to be able to act quickly as locations become available, and we have developed detailed market maps for each U.S. market that guide our deliberate expansion strategy. We have opened stores in a mix of existing and new markets. New stores in existing markets have increased our total market share due to higher brand awareness. We believe there is still considerable opportunity to continue adding locations in even our most established markets. In addition, we anticipate a limited number of relocations periodically as we evaluate our position in the market upon the impending expiration of lease terms. We have demonstrated our ability to open stores successfully in a diverse range of new markets across the country. Our portable concept has delivered consistent store economics across all markets, from smaller, less dense locations to larger, more heavily populated metropolitan areas. We have delivered over 20% year‑over‑year net sales growth in each of the past fifteen consecutive fiscal quarters.

Our new store model combines high average unit volumes and high margins with low net capital investment and occupancy costs, resulting in cash flow generation early in the life of a store. Our stores typically mature within six months of opening. On average, our new store sites which are leased or purchased require approximately $3 million to $4 million of net investment and our new build stores require approximately $1.5 million to $2 million of net investment (net of sale leaseback proceeds). We have delivered an average payback period of less than two years for our new leased and purchased stores and less than one year for our new build stores. For fiscal years 2018, 2017 and 2016, 75%, 83% and 85% of our new stores, respectively, have been leased.

Drive Comparable Store Sales

We have achieved positive comparable store sales in each of the last sixteen consecutive fiscal quarters, ranging from 0.9% to 11.4%, and averaging 5.6% growth over the period. Comparable store sales can be impacted by various factors from period to period, including adverse weather conditions, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business”. We will seek to continue to drive demand and customer spend by providing a targeted, exciting product selection and a differentiated shopping experience, including the following specific strategic initiatives:

•	Grow the At Home brand through marketing and advertising as well as community engagements that target the home décor enthusiast to drive increased traffic to our stores.
•	Continuously introduce new and on‑trend products to appeal to a wide range of customers and improve the mix of our product assortment;
•	Enhance inventory planning and allocation capabilities to get the right products in the right store at the right time;
•	Enhance direct sourcing of our products in order to provide everyday low prices and give value back to consumers;
•	Continue to strengthen our visual merchandising such as vignettes, end caps and feature tables to inspire our customers and generate in‑store demand;
•	Leverage private label and co-branded consumer credit card program to reward customers for continued loyalty while also providing promotional financing offers on qualifying purchases;

•	Expand Insider Perks loyalty program for frequent shoppers to provide customers with offers, rewards and other benefits;
•	Leverage our Customer Relationship Management system to provide further visibility into our customers' preferences and spending patterns; and

Build the At Home Brand and Create Awareness

During fiscal year 2015, we launched the At Home brand, which we believe better communicates our positioning as the leading home décor superstore. Additionally, we re‑established a marketing function and reinstated marketing spend to highlight our new brand, broad product offering and compelling value proposition. Given the newness and relatively limited awareness of the At Home brand in certain markets, we believe there is a significant opportunity to grow our brand and build awareness for existing and new markets.

To address this opportunity, we have increased our marketing and advertising spend in recent years to improve our brand awareness. We reinvigorated our marketing efforts, increasing spend from nearly zero in fiscal year 2013 to approximately 2.0% of net sales in fiscal year 2016, approximately 2.5% of net sales in fiscal year 2017 and approximately 2.7% of net sales in fiscal year 2018. We intend to continue to allocate marketing spend across a range of strategic initiatives in order to highlight our differentiated value proposition. We will also continue to use both traditional media and digital media aimed at reaching the home décor enthusiast. Our marketing and brand building efforts will be enhanced by engaging in an ongoing dialogue with our customers through growing social and mobile channels. We believe we have an opportunity to leverage our growing online presence to drive brand engagement and increase store visits within existing and new markets.

Continue Enhancing Shopping Experience through Digital Initiatives

Through our customer research, we have learned that while many home décor shoppers prefer to browse online for ideas, inspiration and general product information, they prefer to complete their home décor purchases in person. With this in mind, we have doubled our email list since our initial public offering to over 3.9 million recipients, with whom we regularly communicate and share promotional materials, ideas and inspiration. In addition, we launched our Insider Perks program in the second half of fiscal year 2018, which has surpassed 1 million members as of January 27, 2018. Our Insider Perks program members have exclusive access to additional offers as well as advanced notice of new merchandise and clearance events.

Over fiscal years 2017 and 2018, we upgraded our website to enable our customers to view our product assortment online with more robust search functionality and to be more mobile-friendly. The upgraded website allows for easier navigation of our vast product assortment, encouraging customers to browse online to find products that appeal to their needs before coming to our stores. We believe our digital initiatives and focus on appealing to a younger demographic will allow us to increase the number of younger customers who shop in our stores. Our core customers now average 39 years of age, while customers under 30 years of age comprise approximately 30% of our customer base, representing the fastest growing segment and indicating our cross-generational appeal.

Our Industry

We compete in the large, growing and highly fragmented home furnishings and décor market. The industry had total sales of approximately $193 billion in 2016 according to Home Furnishings News, and has enjoyed stable growth at an annual rate of approximately 3.9% over the last five years through 2016. We attribute this growth to the industry’s broad consumer appeal and growing disposable incomes, coupled with strong positive tailwinds from a growing housing market and rising property values and home sales. This growth trend is expected to continue, with Euromonitor forecasting an annual growth rate of approximately 3.2% from 2017 to 2021.

Unlike other big box retail categories (e.g., office supplies, home improvement and electronics) where the top retailers hold a significant share of the overall market, the top three retailers in the home décor and furnishings category make up less than 25% of the market share and are general or mass retailers. We believe we are uniquely positioned in the market, focused on providing the broadest assortment of home décor products at value price points. In addition, the size of our stores enables us to carry a broad offering of fully assembled, larger merchandise, unlike many of our competitors, who are space constrained from providing a similar offering. We believe our focus on a broad assortment at value price points also uniquely positions us for those times when the industry is growing below trend, as it allows us to gain share in a fragmented market while also supporting our customer’s passion about, and love for, decorating her home.

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

•

Online home décor retailers (e.g., Wayfair) offer a broad selection of products in home furnishings and décor that is typically weighted toward more expensive items (typically $200 to $300 per transaction) that can justify the high shipping, returns and damage costs and overall economics of their model. Conversely, we focus primarily on the attractive decorative accents and accessories portion of the market, generating an average basket of approximately $65, where we can employ our efficient operating model to generate attractive economics. Other online retailers (e.g., Amazon) may offer home décor products, but we believe we are able to offer a comparable breadth of product assortment and frequently lower prices. In addition, according to Cooper Roberts Research, while home décor shoppers may prefer browsing online, they value low prices, a wide selection and the opportunity to experience the look-and-feel of products in stores before making a purchase.

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

Our merchant team consists of approximately 80 people and includes a Chief Merchandising Officer, divisional merchandising managers, buyers, assistant buyers and merchandising support staff, an inventory planning and allocation team and a direct sourcing team. Our inventory planners work with our buyers to ensure that the appropriate level of inventory for each product is stocked across our store base. We purchase our inventory through a centralized system that buys for the entire chain versus individual stores. We believe this strategy allows us to take advantage of volume discounts and improves controls over inventory and product mix to ensure that we are disciplined about the level of inventory we carry.

Product Mix

Home furnishings, which generally consists of accent furniture, furniture, mirrors, patio cushions, rugs and wall art, comprised approximately 46%, 48% and 48% of total net sales for fiscal years 2018, 2017 and 2016, respectively. In addition, accent décor, which generally consists of artificial flowers and trees, bedding, bath, candles, garden and outdoor décor, holiday accessories, home organization, pillows, pottery, vases and window treatments, comprised approximately 50%, 49% and 49% of total net sales for fiscal years 2018, 2017 and 2016, respectively. Our superstore format and unique approach to merchandising result in our ability to offer multiple styles, colors and design elements most other retailers are unable to carry.

Sourcing

We believe our sourcing model provides us with significant flexibility to control our product costs. We work very closely with over 500 vendors to value engineer products at price points that deliver excellent value to our customers. In fiscal year 2018, approximately 40% of our merchandise was purchased from domestic vendors and 60% was purchased from foreign vendors in countries such as China, Hong Kong, Belgium, Taiwan, India and Vietnam. Lead times vary depending on the product, ranging from one week to nine months. We recently established a direct sourcing function to allow us to continue to increase our direct purchases from overseas factories in Asia, rather than purchasing through domestic agents or trading companies. We believe this represents an opportunity to increase our access to unique and quality products while reducing our product costs.

We seek to build long‑term relationships with our vendor partners, who can provide support for our various marketing and in‑store merchandising initiatives. However, we believe we are not dependent on any one vendor and have no long‑term purchase commitments or arrangements. For many of our vendors, we are their fastest growing and, sometimes, largest account, which promotes collaboration between our companies. In fiscal year 2018, our top ten vendors accounted for approximately 20% of total purchases, with our largest vendor representing less than 5%. We believe our vendor partner relationships will continue to support our business growth.

Our Stores

We currently operate 151 stores in 34 states across the United States. A summary of our store locations by state as of January 27, 2018 is included in “Item 2. Properties”.

Store Layout

Our stores vary in size between 80,000 and 165,000 square feet with an average of approximately 110,000 square feet. Our locations have a similar store layout that is specifically designed to engage our customers. We design our stores as shoppable warehouses with wide aisles, an interior race track and clear signage that enable customers to easily navigate the store. We also have store maps available at the entrances for our customer to use while she shops. Throughout our stores, we merchandise products logically by color, design and size in order to appeal to our core shopper’s buying preferences and use feature tables and end caps to create continuous visual interest and to highlight value. Additionally, we utilize product vignettes that offer design inspiration and coordinated product ideas to our customers. Our large store format allows us to maintain high in‑stock positions and sell larger‑sized and fully assembled products. To make her shopping experience easier and support our efficient operating model, we install fixture shelves lower to the ground so that products are easily reachable and require minimal staff assistance. We also utilize special fixtures for our products such as wall art, mirrors and rugs to allow easy viewing, improved shopability and minimized product damage. We have a centralized checkout lane with multiple registers that makes the checkout process simple and efficient.

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

Store Operations

We centralize major decisions relating to merchandising, inventory and pricing in order to allow our in‑store team to focus on creating a clean and organized shopping environment. Our stores are typically led by a store director, a store manager and have a general staff averaging 25 employees. Store employees are broadly split into two functional groups, customer service and operations, thereby allowing us to maximize efficiencies while aligning employees to the function that best suits their skills. Our proprietary labor model optimizes staffing levels based on hourly sales and traffic volumes. Additionally, employees utilize downtime to stock shelves and displays with new inventory. This model provides us with the flexibility to meet various seasonal demands while enabling consistent labor margins throughout the year. Our stores are managed company-wide by our Director of Store Operations, two regional managers and twelve district managers.

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

Real Estate Strategy

Expansion Opportunities

Our retail concept has been successful across a number of geographic markets spanning populations of 150,000 to over five million people. Our new stores that have been opened over the past five completed fiscal years have delivered first year annualized sales of approximately $5.8 million for new store sites which are leased or purchased and approximately $7.5 million for new build stores across both existing and new markets. Over the past five fiscal years, we have successfully opened 98 new stores in a mix of existing and new markets. Our recent store growth is summarized in the following table:

	Fiscal Year Ended
	January 25, 2014	January 31, 2015	January 30, 2016	January 28, 2017	January 27, 2018
Beginning of period	58	68	81	100	123
Openings	10	16	20	24	28
Relocations	—	(2)	—	(1)	(2)
Closures	—	(1)	(1)	—	—
Total stores at end of period	68	81	100	123	149

We believe we have the whitespace to grow our store base at a rate of approximately 15% to 20% per year for the foreseeable future. During fiscal year 2018, we opened 26 new stores, net of two relocated stores. During fiscal year 2019, we plan to open 31 net new stores. Based on our internal analysis and research conducted for us by Buxton, we believe that we have the potential to expand to at least 600 stores in the United States over the long term, or approximately four times our footprint of 149 stores as of January 27, 2018. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach this potential. We believe our current distribution center should be able to support up to approximately 220 stores with limited incremental investment. We plan to incur additional investments for a second distribution center and related systems in fiscal year 2019 that we expect to open in fiscal year 2020. We expect to continue to be disciplined in our approach to opening new stores, focusing on expanding our presence in existing markets while entering adjacent geographies. We also plan to act on compelling opportunities we identify in new markets.

Our store growth is supported by new store economics that we believe are compelling. Our new stores generate an average of over $6 million of net sales within the first full year of operations and reach maturity within the first six months. On average, our new store sites which are leased or purchased require approximately $3 million to $4 million of net investment and our new build stores require approximately $1.5 million to $2 million of net investment (net of sale leaseback proceeds). We have delivered an average payback period of less than two years for our new leased and purchased stores and less than one year for our new build stores.

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

For purchased properties or new development builds, we can extract capital using sale‑leasebacks through a proven and disciplined approach.  We have relationships with a number of the major publicly traded real estate investment trusts (“REITs”), many of which have demonstrated interest in our portfolio of assets. We have completed seven sale‑leaseback transactions generating approximately $251 million in proceeds in the past five fiscal years at a capitalization rate between 6.46% and 6.99%.

We have developed an efficient process from site selection through new store opening. Our three-pronged approach to site development allows us to negotiate very favorable real estate terms that typically include low occupancy costs, the ability to unilaterally “opt out” of leased locations, and other features that provide us with flexibility to manage our store portfolio.

Marketing

Our marketing and advertising strategies seek to effectively and efficiently communicate our compelling value proposition to an increasing base of home décor enthusiasts. Our goal is to develop a continuous dialogue with our core customers, while attracting new customers by building a distinctive connection to the At Home brand. We reinvigorated our marketing efforts, increasing spend from nearly zero in fiscal year 2013 to 2.0% of net sales in fiscal year 2016, 2.5% of net sales in fiscal year 2017 and 2.7% of net sales in fiscal year 2018.

The home décor enthusiast views her home as a place that is constantly evolving with each season as well as everyday events in her life. We connect with her on an ongoing basis by inspiring her with all of the ways she can refresh her home with our wide range of décor styles for every room, in every style, for every budget. We engage with her across various marketing channels before, during and after her store visit. We have increased our focus in social media building relationships with home décor influencers leveraging Pinterest, Facebook, Instagram and various blogs. We use weekly email marketing to inspire her with seasonally relevant décor, and will be growing the reach of these efforts as we focus on significantly building our email list (currently 3.9 million) through in-store email capture. We have entered into an agreement with Synchrony Bank to provide for a co-branded and private label consumer credit card program that includes loyalty incentives for our customers. This program launched during fiscal year 2018, allowing At Home cardholders to take advantage of promotional financing offers on qualifying purchases, exclusive discounts, loyalty rewards and other benefits.

We also use traditional and digital media platforms (television, outdoor, direct mail and social media) to build broader brand awareness in markets where we can achieve the highest impact. To launch our brand during new store openings, we have evolved our strategy through tactical testing to get to an effective and cost efficient mix of media, including outdoor, direct mail and social media.

In fiscal year 2018, we launched our Insider Perks program, which has surpassed 1 million members. Our Insider Perks program members have exclusive access to additional offers as well as advanced notice of new merchandise and clearance events.

Over fiscal years 2017 and 2018, we upgraded our website to enable our customers to view our product assortment online with more robust search functionality and to be more mobile-friendly. The upgraded website allows for easier navigation of our vast product assortment, encouraging customers to browse online to find products that appeal to their needs before coming to our stores. As we focus on enhancing our customer experience digitally, we will continue to explore digitally-focused initiatives to grow in-store sales.

Distribution

We operate a 592,000 square foot distribution center in Plano, Texas, which also serves as our corporate headquarters. We also have an additional approximately 420,000 square feet of warehouse premises in Garland, Texas, for initial inventory build‑up for new store openings. We upgraded the distribution center over the prior four fiscal years and it should be able to support up to approximately 220 stores. We have also invested over $9 million in automating our facility, implementing warehouse management software and robotics to efficiently handle daily product deliveries. This automation will continue to support our needs as we expand our store base. We plan to incur additional investments for a second distribution center and related systems in fiscal year 2019 that we expect to open in fiscal year 2020.

The vast majority of our products are shipped directly to our existing distribution center, which serves as a cross‑dock facility, storing very limited inventory on site. In order to streamline store operations and reduce labor requirements, all of the merchandise in our distribution center is prepared for the sales floor prior to transport.

Real‑time product replenishment in stores ensures that our customers have the broadest selection available and that we do not carry extra inventory. We generally ship merchandise to our stores between one and five times a week, depending on the season and the volume of a specific store, utilizing contract carriers for all shipments.

Information Systems

We believe that our management information systems will support our growth and enhance our competitive position. Our efficient operating model is supported by using industry standard applications in the areas of merchandising, store systems, replenishment, distribution and financial systems. We use a combination of these industry standard systems along with automated and easy to use proprietary systems to support all areas of our business. Over the past five fiscal years, we have invested in IT systems and infrastructure, including investments in merchandising, planning and allocation (JDA), POS systems (IBM/Toshiba), distribution center (PKMS) and finance and accounting (SAP) to ensure our systems are robust and scalable. Additionally, over the past five fiscal years we have invested in data centers and additional IT team members to provide appropriate support and project delivery capabilities needed for our growth.

Employees

As of January 27, 2018, we employed approximately 4,400 employees, including 4,099 store employees and 301 other employees across the corporate and distribution center functions. Of the 4,099 store employees, 422 were full‑time salaried level staff and the remaining employees consisted of a mix of full‑time and part‑time hourly workers. All of our full‑time employees earn at least $10.00 per hour and all of our part‑time employees earn at least $9.00 per hour. Based on the level of transactions experienced at different times of the day, week and year, store labor is planned to serve customers effectively during peak periods while minimizing overall labor costs. None of our employees are currently covered under any collective bargaining agreements.

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

Available Information

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at investor.athome.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

We rely on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect our ability to access financing under our existing arrangements. We are exposed to the impact of any global or domestic economic disruption, including any potential impact of the withdrawal by the United Kingdom from the European Union, commonly referred to as “Brexit”. Although we generally generate funds from our operations and our existing credit facilities to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely impacted. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have a material adverse effect on the trading price of our common stock.

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

In addition, our expansion in existing and new markets may present competitive, distribution, merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our existing distribution center, additional information to be processed by our information technology systems and diversion of management attention from operations. New stores in new markets, where we are less familiar with the population and are less well‑known, may face different or additional risks and increased costs compared to stores operating in existing markets or new stores in existing markets. For example, we may need to increase marketing and advertising expenditures in new or smaller markets in which we have less store density. Additionally, we may not accurately predict consumer preferences in new markets, which could result in lower than expected sales. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase. Furthermore, our margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings. Additionally, although our distribution center currently should be able to support a store base of up to approximately 220 stores, and we expect to open a second distribution center in fiscal year 2020, any unanticipated failure of or inability to support our growing store base could have a material adverse effect on our business. Therefore, there can be no assurance that we will be successful in opening, acquiring or operating any new stores on a profitable basis.

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

We operate a single cross‑dock distribution center in Plano, Texas, which services all of our stores, as well as warehouse premises in Garland, Texas. The majority of our inventory is shipped directly from suppliers to our distribution center where the inventory is processed and then shipped to our stores. Only mattresses and some food items are shipped directly to stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on our automated distribution system, adherence to shipping schedules and effective management of our distribution network. If complications arise with our distribution facility or if the facility or warehouse premises (or a significant portion of inventory located there) is severely damaged or destroyed, our ability to receive and deliver inventory on a timely basis will be significantly impaired. There can be no assurance that disruptions in operations due to natural or man‑made disasters, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems will not result in delays in the delivery of merchandise to our stores. Such delays could materially adversely impact our business. In addition, we could incur significantly higher costs and longer lead times associated with distributing merchandise to our stores during the time it takes for us to reopen or replace our distribution center. Moreover, our business interruption insurance may not be adequate to cover or compensate us for any losses that may occur. In addition, our distribution center should have the capacity to support up to approximately 220 stores. In anticipation of our growth to more than 220 stores, we plan to open a second distribution center in fiscal year 2020; however, there can be no assurance that the new distribution center will be opened on our expected timeline, that there will not be any delay in opening, constructing, engineering or fully utilizing the new distribution center or that there will not be any delays or issues in shipping schedules, logistics or systems if and when the new distribution center is opened.

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

Approximately 60% of our merchandise was purchased from vendors in foreign countries such as China, Hong Kong, Belgium, Taiwan, India and Vietnam during fiscal year 2018. In addition, many of our domestic vendors purchase a portion of their products from foreign sources. For example, we purchase merchandise from domestic vendors that is imported from China or that is manufactured in China and assembled in the United States. Currently, we do not employ any resources on the ground in Asia to manage our procurement process and various vendor relationships. Instead, we often rely on trading companies to handle sourcing and logistics with Asian factories.

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

We currently operate 151 stores in 34 states, primarily in the South Central, Southeastern and Midwestern regions of the United States, including 30 stores in Texas. In addition, we operate a single distribution center and warehouse premises in Texas, which service all of our stores. Accordingly, the effect on us of adverse events in these regions, especially in Texas, such as weather (including hurricanes, tornadoes, floods, droughts, heavy snow, ice or rain storms), natural or man‑made disasters, catastrophic events, terrorism, blackouts, widespread illness or unfavorable regional economic conditions, may be greater than if our operations or inventory were more geographically dispersed throughout the country or abroad. Such events could result in physical damage to or destruction or disruption of one or more of our properties, physical damage to or destruction of our inventory, the closure of one or more stores, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions and the inability of our customers to shop in our stores.

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

The operating leases for our retail properties, distribution center and corporate office expire at various dates through 2037. A number of the leases have renewal options for various periods of time at our discretion. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these retail properties. Rent expense for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016 totaled approximately $83.4 million, $68.1 million and $52.3 million, respectively. Our future minimum rental commitments for all operating leases in existence as of January 27, 2018 for fiscal year 2019 is approximately $85.2 million and total approximately $1,081.6 million for fiscal years 2020 through 2037. We expect that many of the new stores we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our asset-based revolving line of credit (the “ABL Facility”), as described in Note 5 – Revolving Line of Credit, to our audited consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules,” or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

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

As of January 27, 2018, we had total borrowings of $461.5 million outstanding under our ABL Facility and our Term Loan (as defined below). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and $300 million senior secured term loan (the “Term Loan”). Our substantial indebtedness could have important consequences to us, including:

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

We are dependent on the services, abilities and experiences of our senior management team. Any loss or interruption of the services of our senior management, or any general instability in the composition of our senior management team, could significantly reduce our ability to effectively manage our operations. Lee Bird, our Chief Executive Officer, Chairman of the Board and President, joined us in December 2012 and, together with our senior management team, has played an instrumental role in developing and executing our business and operating strategies, which we believe are critical to our ability to maintain strong margins. Therefore, the loss of Mr. Bird’s services, or any members of our senior management, could have a material adverse impact on our business, operating results and profitability and there can be no assurance that we will be able to find appropriate replacements for our senior management as needed. In addition, certain members of our management team are relatively new to our business and have not worked as a team with other members of management for a significant period of time. Therefore, there can be no assurance that any new members of our management team will be able to successfully execute our business and operating strategies or continue to follow the same strategies.

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

In general, we employ an everyday low pricing strategy that avoids high‑low pricing and promotions and allows us to minimize advertising and marketing expenses incurred by other retailers. However, there is no assurance that we can continue to be successful without significant advertising, marketing and promotions, particularly as we open stores in new markets. We spent over $20 million in capital and expenses in connection with our rebranding initiative during fiscal year 2015 and may need to incur additional expenses to promote our new brand. In addition, there is no assurance that any further investments we have made or may make in the future with respect to advertising, marketing or promotions will be successful or result in a positive return on investment. Therefore, if we are required to make significant investments in advertising, marketing or promotions and related expenditures, our margins and profitability could materially decline even if sales increase.

Any online services or e‑commerce activities that we may launch in the future may require substantial investment and may not be successful.

We do not currently engage in e‑commerce and have a limited online presence through our website and other forms of social media. Over fiscal years 2017 and 2018, we upgraded our website to enable our customers to view our product assortment online with robust search functionality and a mobile-friendly website, but we do not currently sell merchandise through our website. However, as part of our growth strategy, we are exploring expansion of our online services and could engage in e‑commerce activities in the future, which would require substantial investment. The success of any online services or e‑commerce business would depend, in part, on factors over which we may not control. We would need to successfully respond to changing consumer preferences and buying trends relating to online or e‑commerce usage. We would also be vulnerable to increased risks and uncertainties including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues related to upgrading website software; computer viruses; changes in applicable federal and state regulations; security breaches; consumer privacy concerns; and keeping up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other online or e‑commerce marketing tools. In addition, any e‑commerce platform may be unprofitable, cannibalize sales from our existing stores or not be able to compete successfully against other Internet‑based retailers who sell similar merchandise. Our failure to successfully respond to these risks and uncertainties might adversely affect sales in any e‑commerce business that we establish in the future and could damage our reputation and brand. Further, in the event that we engage in e‑commerce in the future, we will need to establish a shipping and delivery system for items purchased online, for which we do not currently have adequate capability. Our business could be adversely affected if we are not able to successfully develop and integrate such a shipping and delivery system in connection with any e‑commerce business in which we may engage in the future.

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

The protection of our customer, employee and other company data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, payment card terminal tampering, computer viruses, ransomware, misplaced, lost or stolen data, programming or human errors or other similar events. The methods used to obtain unauthorized access to data, disable or degrade service, or sabotage our facilities and systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. We and our third-party service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. The risks associated with our processing of sensitive customer data may be heightened if the amount of such data collected is increased, including via the co-branded and private label credit card and customer loyalty programs that we launched during the third quarter of fiscal year 2018. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third-party service providers, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information.

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

We maintain third-party insurance coverage against various liability risks and risks of property loss and business interruption, as well directors and officers’ liability insurance coverage. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements. Significant uninsured liabilities could have a material adverse effect on our Company.

Our continued success is substantially dependent on positive perceptions of At Home.

We are highly dependent on our reputation amongst home décor enthusiasts. To remain successful in the future, we must continue to preserve, grow and utilize the value of our reputation as the destination retailer for our customers’ home décor needs. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. Events that can damage our reputation include, but are not limited to, legal violations, litigation, actual or perceived ethical problems, product safety issues, actual or perceived poor employee relations, actual or perceived poor customer service, store appearance or operational issues, unauthorized use or other misappropriation of our trade name, data security, terrorism or other events outside of our control that could generate negative publicity with respect to At Home, whether in traditional media or social media outlets. Any event that has the potential to negatively impact our trade name or our reputation with customers, employees, suppliers, communities, governmental officials and others could have a material adverse effect on our business and results of operations.

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

Recently enacted changes to the U.S. tax laws may have a material impact on our business. Other changes in our effective income tax rate could also affect us.

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

On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (commonly referred to as the “Tax Cuts and Jobs Act”) and, on December 22, 2017, the President signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act makes extensive changes to the U.S. tax laws and includes provisions that, among other things, reduce the U.S. corporate tax rate, limit certain deductions for executive compensation, introduce a capital investment deduction, and place certain limitations on the interest deduction. As a result of the reduction in the corporate tax rate, we were required to revalue our U.S. net deferred tax assets at December 31, 2017. Our initial estimate of the impact of the revaluation resulted in a non-cash charge recorded in income tax expense of approximately $16.7 million during the fourth quarter of fiscal year 2018. The Tax Cuts and Jobs Act is complex and far-reaching and we cannot predict with certainty the resulting impact its enactment will have on us. As we continue to evaluate the application of the Tax Cuts and Jobs Act, there can be no assurance that we will not be required to record further charges to income in future periods.

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

We are controlled by the Sponsors, which currently own approximately 73% of our common stock. Accordingly, the Sponsors currently control the election of the majority of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. The directors so elected have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders. In addition, pursuant to the stockholders’ agreement, for a period of two years following our initial public offering, subject to certain exceptions, Starr Investments has agreed to vote or cause to be voted 8,519,176 of their shares of our common stock on all matters presented to stockholders in the same manner that AEA votes on such matters. In addition, for so long as certain affiliates of AEA, on the one hand, and Starr Investments, on the other hand, respectively in the aggregate hold at least 10% of our outstanding common stock, each of such Sponsors shall be entitled to nominate at least one individual for election to our board, and our board and nominating committee thereof shall nominate and recommend to our stockholders that such individual be elected to our board, and each party to the stockholders’ agreement agrees to vote all of their shares to elect such individual to our board.

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

Moreover, the approximately 73% of our outstanding common stock held by our Sponsors has been registered for resale on Form S-3. On December 11, 2017, we completed a secondary offering in which such holders sold an aggregate of 5,750,000 shares of our common stock.  Pursuant to the registration rights agreement to which we and such holders are parties, these holders have the right, subject to certain conditions, to require us to facilitate future offerings of their shares, which would result in their shares becoming freely tradable without restriction under the Securities Act, unless purchased by affiliates (as defined in Rule 144 under the Securities Act). Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

As of March 19, 2018, we had 61,629,576 shares of common stock outstanding. Of these shares, all but the 44,832,545 shares of our common stock held by our Sponsors, as well as the shares held by our executive officers and directors, are freely transferable without restriction or further registration under the Securities Act.

On April 5, 2017, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless held by our affiliates. As of January 27, 2018, there were stock options outstanding to purchase a total of 7,040,894 shares of our common stock and 200,660 shares of our common stock subject to restricted stock units. In addition, as of January 27, 2018, 3,547,096 shares of our common stock were reserved for future issuance under our Equity Incentive Plan.

If securities or industry analysts do not publish or cease publishing research or reports about At Home, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third‑party securities analysts publish about At Home and the retail industry. One or more analysts could downgrade our common stock or issue other negative commentary about At Home or our industry. In addition, if one or more of these analysts cease coverage of At Home, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

Some provisions of our charter documents and Delaware law may have anti‑takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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

In addition, while we have opted out of Section 203 of the DGCL, our second amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three‑year period following the time that the stockholder became an interested stockholder, unless:

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

Generally, a “business combination” includes a merger, asset or stock sale or other transaction provided for or through our Company resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who owns 15% or more of our outstanding voting stock and the affiliates and associates of such person. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors. Our second amended and restated certificate of incorporation provides that AEA, Starr Investments, their respective affiliates and any of their respective direct or indirect designated transferees (other than in certain market transfers and gifts) and any group of which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

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

We are required to comply for the first time with the management certification requirements of Section 404 of the Sarbanes-Oxley Act in this Annual Report on Form 10-K. We currently perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, once required, will complete the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act.  We are in the process of evaluating our internal controls systems to allow our independent auditors to audit our internal controls over financial reporting.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes‑Oxley Act and the NYSE. These requirements place a strain on our management, systems and resources and we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes‑Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and the NYSE’s requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect that continuing compliance with these rules and regulations will increase our legal and financial compliance costs and make some activities more time‑consuming and costly. These laws and regulations could also make it more difficult or costly for us to maintain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

As a company with less than $1.07 billion in revenue during fiscal year 2018, we qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include:

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

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non‑affiliates, or issue more than $1.0 billion of non‑convertible debt over a three‑year period.

The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

We cannot predict if investors will find our common stock less attractive to the extent we continue to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our second amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Our stockholders are deemed to have notice of and have consented to the provisions of our second amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our second amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease our corporate headquarters, distribution centers and the majority of our store properties. Our store locations are generally anchor, stand-alone or mall-enclosed locations that range between 80,000 and 165,000 square feet, averaging approximately 110,000 square feet per store. As of January 27, 2018, we operated 149 stores across the United States, of which 136 are leased and 13 are owned locations. Our leases generally have a term of 5 to 20 years, with renewal options that generally range from 5 to 20 years and are subject to escalating rent increases. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these store properties. Certain leases require the payment of contingent rent based on a specified percentage of stores’ gross sales, as defined in the lease agreement, and are subject to certain limitations. A summary of our store locations by state as of January 27, 2018 is below:

Location	Store(s)	Location	Store(s)

Alabama	5	Nebraska	1
Arizona	6	Nevada	1
Arkansas	2	New Jersey	1
Colorado	3	New Mexico	1
Florida	3	New York	3
Georgia	8	North Carolina	5
Illinois	3	Ohio	6
Indiana	4	Oklahoma	3
Iowa	2	Pennsylvania	5
Kansas	2	Rhode Island	1
Kentucky	4	South Carolina	2
Louisiana	4	South Dakota	1
Massachusetts	1	Tennessee	7
Michigan	9	Texas	30
Minnesota	2	Utah	4
Mississippi	3	Virginia	8
Missouri	7	Wisconsin	2

		Total	149

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “HOME”. As of January 27, 2018, there were approximately six holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories. The following table sets forth, for the periods indicated, the high and low sales price of our common stock as reported by the NYSE:

	High	Low
Fiscal Year 2017:
Third Quarter (beginning August 4, 2016)	$17.02	$11.07
Fourth Quarter	$16.69	$10.19
Fiscal Year 2018:
First Quarter	$17.74	$13.97
Second Quarter	$26.40	$17.01
Third Quarter	$25.87	$20.69
Fourth Quarter	$34.02	$20.07

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of shares of At Home Group Inc.’s common stock against the cumulative total return of S&P 500 Index and S&P 500 Specialty Retail Index from August 4, 2016 (the date our common stock commenced trading on the NYSE) through January 27, 2018. The comparison of the cumulative total returns for each investment assumes that $100 was invested in At Home Group Inc. common stock and the respective indices on August 4, 2016 through January 27, 2018 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

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

$250
$200
$150
$100
$50
$-
8/4/2016
10/28/2016
1/28/2017
4/29/2017
7/29/2017
10/28/2017
1/27/2018
HOME
S&P 500
S&P 500 / Specialty Retail

	08/03/2016	10/29/2016	1/28/2017	4/29/2017	7/29/2017	10/28/2017	01/27/2018

At Home Group Inc	$100.00	$75.00	$100.93	$116.73	$151.80	$138.13	$224.87
S&P 500 Index	100.00	98.25	106.03	110.16	114.22	119.26	132.74
S&P 500 Specialty Retail Index	100.00	91.37	97.95	104.18	94.75	100.83	126.25

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data for each of the years ended January 27, 2018, January 28, 2017 and January 30, 2016, and the selected consolidated balance sheet data as of January 27, 2018 and January 28, 2017 have been derived from our audited consolidated financial statements, which are included in “Item 15. Exhibits and Financial Statement Schedules”. The selected consolidated financial data for the fiscal year ended January 31, 2015 and the consolidated balance sheet data as of January 30, 2016 and January 31, 2015 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the last Saturday in January. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations for each of the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016. The fiscal year ended January 31, 2015 contained 53 weeks of operations. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Statement of Operations Data:
Net sales	$950,528	$765,635	$622,161	$497,733
Cost of sales	643,570	518,155	421,750	335,617
Gross profit	306,958	247,480	200,411	162,116
Operating expenses
Selling, general and administrative expenses	211,057	170,556	135,716	110,503
Impairment charges	2,422	—	—	—
Depreciation and amortization	6,118	4,247	2,476	5,310
Total operating expenses	219,597	174,803	138,192	115,813
Operating income	87,361	72,677	62,219	46,303
Interest expense, net	21,704	27,174	36,759	42,382
Loss on extinguishment of debt	—	2,715	36,046	—
Income (loss) before income taxes	65,657	42,788	(10,586)	3,921
Income tax provision (benefit)	33,845	15,722	(14,160)	4,357
Net income (loss)	$31,812	$27,066	$3,574	$(436)
Per Share Data:
Net income (loss) per common share:
Basic	$0.53	$0.49	$0.07	$(0.01)
Diluted	$0.50	$0.48	$0.07	$(0.01)
Weighted average shares outstanding:
Basic	60,503,860	55,414,037	50,836,727	50,836,727
Diluted	63,712,003	56,892,183	51,732,752	50,836,727
Balance Sheet Data:
Cash and cash equivalents	$8,525	$7,092	$5,428	$4,706
Inventories, net	269,844	243,795	176,388	142,256
Property and equipment, net	466,263	340,358	272,776	220,084
Total assets	1,373,289	1,213,393	1,054,810	968,315
Current portion of long-term debt and financing obligations	3,474	3,691	3,789	758
Long-term debt	289,902	299,606	422,610	369,990
Financing obligations	19,690	19,937	19,017	19,683
Total shareholders' equity	590,879	534,870	369,153	360,916
Operational Data:
Total stores at end of period	149	123	100	81
New stores opened	28	24	20	16
Comparable store sales	6.5%	3.7%	3.9%	8.3%

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2018” relate to the 52 weeks ending January 27, 2018, references herein to “fiscal year 2017” relate to the 52 weeks ending January 28, 2017 and references herein to “fiscal year 2016” relate to the 52 weeks ended January 30, 2016.

Overview

At Home is the leading home décor superstore based on the number of our locations and our large format stores that we believe dedicate more space per store to home décor than any other player in the industry. We are focused on providing the broadest assortment of products for any room, in any style, for any budget. We utilize our space advantage to out-assort our competition, offering over 50,000 SKUs throughout our stores. Our differentiated merchandising strategy allows us to identify on-trend products and then value engineer those products to provide desirable aesthetics at attractive price points for our customers. Over 70% of our products are unbranded, private label or specifically designed for us. We believe that our broad and comprehensive offering and compelling value proposition combine to create a leading destination for home décor with the opportunity to continue taking market share in a highly fragmented and growing industry.

We were founded in 1979 in Garden Ridge, Texas, a suburb of San Antonio. After we were acquired in 2011 by a group of investors led by certain affiliates of AEA and Starr Investments, we began a series of strategic investments in our business that we believe have laid the foundation for continued profitable growth.

Our strengthened management team, new brand identity, improved real estate capabilities, upgraded and automated distribution center and enhanced information systems continue to enable us to expand our store base while maintaining our industry-leading profitability.

As of January 27, 2018, our store base is comprised of 149 large format stores across 34 states, averaging approximately 110,000 square feet per store. Over the past five completed fiscal years we have opened 98 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our inventory management and distribution systems, financial and management controls and information systems. We will also be required to hire, train and retain store management and store personnel which, together with increased marketing costs, can affect our operating margins.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strengthened management team, new brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, during fiscal year 2016, we implemented a merchandise planning system and upgraded our inventory allocation system to better manage inventory for each store and corresponding customer base, and we have recently begun to make investments relating to a second distribution center that we currently plan to open in fiscal year 2020. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

Pricing strategy. We are committed to providing our products at everyday low prices. We value engineer products in collaboration with our suppliers to recreate the “look” that we believe our customer wants while eliminating the costly construction elements that our customer does not value. We believe our customer views shopping At Home as an in-person experience through which our customer can see and feel the quality of our products and physically assemble a desired aesthetic. This design approach allows us to deliver an attractive value to our customers, as our products are typically less expensive than other branded products with a similar look. We employ a simple everyday low pricing strategy that consistently delivers savings to our customers without the need for extensive promotions, as evidenced by over 80% of our net sales occurring at full price.

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

Refinancings. In June 2015, we entered into the Term Loan and the Second Lien Term Loan (together with the Term Loan, the “Term Loan Facilities”). The proceeds of these term loans were used to refinance and redeem in full our 10.75% senior secured notes due 2019, which reduced our overall cost of capital. In addition, we used net proceeds from our initial public offering and partial exercise of the over-allotment option to repay in full the $130.0 million of principal amount of indebtedness outstanding under the Second Lien Term Loan, which further reduced our cost of capital and debt service obligations. For more information, please see “—Liquidity and Capital Resources”.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering will result in incremental non-cash stock-based compensation expense of approximately $20.0 million, which is being expensed over the derived service period beginning with the third quarter of fiscal 2017 and continuing into the third quarter of fiscal 2019.

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

Adjusted EBITDA is defined as net income before interest expense, net, loss from early extinguishment of debt, income tax (benefit) provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of costs associated with new store openings and certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past four years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. For a reconciliation of Store-level Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Adjusted Net Income

Adjusted Net Income represents our net income, adjusted for impairment charges, loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense, transaction costs related to our initial public offering and the registration of shares of our common stock on behalf of our Sponsors, losses incurred due to the modification of debt and tax impacts associated with the federal tax reform legislation enacted on December 22, 2017 (the “Tax Act”). We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016

Statement of Operations Data:
Net sales	$950,528	$765,635	$622,161
Cost of sales	643,570	518,155	421,750
Gross profit	306,958	247,480	200,411
Operating expenses
Selling, general and administrative expenses	211,057	170,556	135,716
Impairment charges	2,422	—	—
Depreciation and amortization	6,118	4,247	2,476
Total operating expenses	219,597	174,803	138,192
Operating income	87,361	72,677	62,219
Interest expense, net	21,704	27,174	36,759
Loss on extinguishment of debt	—	2,715	36,046
Income (loss) before income taxes	65,657	42,788	(10,586)
Income tax provision (benefit)	33,845	15,722	(14,160)
Net income	$31,812	$27,066	$3,574
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.7%	67.7%	67.8%
Gross profit	32.3%	32.3%	32.2%
Operating expenses
Selling, general and administrative expenses	22.2%	22.3%	21.8%
Impairment charges	0.3%	— %	— %
Depreciation and amortization	0.6%	0.6%	0.4%
Total operating expenses	23.1%	22.8%	22.2%
Operating income	9.2%	9.5%	10.0%
Interest expense, net	2.3%	3.5%	5.9%
Loss on extinguishment of debt	— %	0.4%	5.8%
Income (loss) before income taxes	6.9%	5.6%	(1.7)%
Income tax provision (benefit)	3.6%	2.1%	(2.3)%
Net income	3.3%	3.5%	0.6%
Operational Data:
Total stores at end of period	149	123	100
New stores opened	28	24	20
Comparable store sales	6.5%	3.7%	3.9%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$252,452	$198,987	$168,573
Store-level Adjusted EBITDA margin(2)	26.6%	26.0%	27.1%
Adjusted EBITDA(2)	$160,799	$126,277	$105,469
Adjusted EBITDA margin(2)	16.9%	16.5%	17.0%
Adjusted Net Income(3)	$59,827	$32,652	$(8,722)

(1)

We present Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as interest, depreciation, amortization, loss on extinguishment of debt, impairment charges and taxes. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income. In particular, Store-level Adjusted EBITDA does not reflect costs associated with new store openings, which are incurred on a limited basis with respect to any particular store when opened and are not indicative of ongoing core operating performance, and corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. Our presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income in the future, and any such modification may be material. In addition, Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our ABL Facility (defined therein as “Consolidated EBITDA”) and our Term Loan Facilities (defined therein as “Consolidated Cash EBITDA”). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of costs associated with new store openings and certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions. Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income to EBITDA (excluding loss on extinguishment of debt), Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016

Net income	$31,812	$27,066	$3,574
Interest expense, net	21,704	27,174	36,759
Loss on extinguishment of debt	—	2,715	36,046
Income tax provision (benefit)	33,845	15,722	(14,160)
Depreciation and amortization(a)	48,777	36,925	28,694
EBITDA	$136,138	$109,602	$90,913
Consulting and other professional services(b)	5,734	2,478	3,506
Relocation and employee recruiting costs(c)	—	262	724
Management fees and expenses(d)	—	1,847	3,612
Stock-based compensation expense(e)	2,491	4,066	4,663
Stock-based compensation related to special one-time IPO bonus grant(f)	11,273	5,318	—
Non-cash rent(g)	3,334	2,320	2,398
Other(h)	1,829	384	(347)
Adjusted EBITDA	$160,799	$126,277	$105,469
Costs associated with new store openings(i)	16,504	12,035	9,801
Corporate overhead expenses(j)	75,149	60,675	53,303
Store-level Adjusted EBITDA	$252,452	$198,987	$168,573

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of income.

(b)	Primarily consists of consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives.

(c)	Primarily reflects employee recruiting and relocation costs in connection with the build-out of our management team.
(d)

Reflects management fees paid to our Sponsors in accordance with our management agreement. In connection with our initial public offering, the management agreement was terminated on August 3, 2016 and our Sponsors no longer receive management fees from us.

(e)	Non-cash stock-based compensation related to the ongoing equity incentive program that we have in place to incentivize and retain management.
(f)

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

(g)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(6.3) million, $(4.7) million and $(3.2) million for fiscal years 2018, 2017 and 2016, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(h)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

•	for fiscal year 2018, an impairment charge of $2.4 million following the resolution of a legal matter.
•	for fiscal year 2017, a loss of $0.3 million recognized on the sale of land in connection with the expansion of our distribution center; and
•

for fiscal year 2016, gain on the sale of our property in Houston, Texas of $(1.8) million and $(0.3) million related to various refunds for prior period taxes and audits, partially offset by $0.5 million in expenses incurred for a store closure.

(i)

Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened 28, 24 and 20 new stores in fiscal years 2018, 2017 and 2016, respectively.

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

(3)	The following table reconciles our net income to Adjusted Net Income for the periods presented (in thousands):

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016

Net income as reported	$31,812	$27,066	$3,574
Adjustments:
Impairment charges	2,422	—	—
Loss on extinguishment of debt	—	2,715	36,046
Loss on modification of debt(a)	179	—	—
Stock-based compensation related to special one-time IPO bonus grant(b)	11,273	5,318	—
Transaction costs(c)	1,450	797	373
Tax impact of adjustments to net income(d)	(4,003)	(3,244)	(48,715)
Deferred tax impact related to Tax Act(e)	16,694	—	—
Adjusted Net Income	$59,827	$32,652	$(8,722)

(a)	Non-cash loss due to a change in the ABL Facility lenders under the ABL Amendment resulting in immediate recognition of a portion of the related unamortized deferred debt issuance costs.

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

(c)

Charges incurred in connection with our initial public offering and the registration of shares of our common stock on behalf of our Sponsors, which we do not consider in our evaluation of our ongoing performance.

(d)

Represents the tax impact associated with the adjusted expenses utilizing an adjusted effective tax rate that excludes the revaluation of net deferred tax assets as a result of the Tax Act for fiscal year 2018 and the effective tax rate in effect during fiscal years 2017 and 2016. The adjusted effective tax rate was 26.1% compared to the effective tax rate of 51.5% for fiscal year 2018 (reflecting the tax impact of the revaluation of net deferred tax assets under the Tax Act). The effective tax rate for fiscal years 2017 and 2016 were 36.7% and 133.8%, respectively.

(e)	Represents the tax impact of the revaluation of net deferred tax assets in accordance with the Tax Act.

Fiscal Year Ended January 27, 2018 Compared to Fiscal Year Ended January 28, 2017

Net Sales

Net sales increased $184.9 million, or 24.1%, to $950.5 million for the fiscal year ended January 27, 2018 from $765.6 million for the fiscal year ended January 28, 2017. The increase was primarily driven by approximately $141.2 million of incremental revenue from the net addition of 26 new stores opened since January 28, 2017 as well as a number of stores that were opened during fiscal year 2017 but had not been open long enough to be included in the comparable store base. The remaining $43.7 million increase in net sales is attributable to comparable store sales which increased 6.5% during the fiscal year ended January 27, 2018, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $125.4 million, or 24.2%, to $643.6 million for the fiscal year ended January 27, 2018 from $518.2 million for the fiscal year ended January 28, 2017. This increase was primarily driven by the 24.1% increase in net sales for the fiscal year ended January 27, 2018 compared to the fiscal year ended January 28, 2017, which resulted in a $79.0 million increase in merchandise costs. In addition, during the fiscal year ended January 27, 2018, we recognized a $10.0 million increase in depreciation and amortization and a $21.3 million increase in store occupancy costs, in each case as a result of new store openings since January 28, 2017.

Gross Profit and Gross Margin

Gross profit was $307.0 million, or 32.3% of net sales, for the fiscal year ended January 27, 2018, an increase of $59.5 million from $247.5 million, or 32.3% of net sales, for the fiscal year ended January 28, 2017. The increase in gross profit was primarily driven by increased sales volume from the net addition of 26 new stores opened since January 28, 2017 as well as a 6.5% increase in comparable stores sales. Gross margin remained consistent for the fiscal year ended January 27, 2018 when compared to the fiscal year ended January 28, 2017 primarily as a result of product margin improvement and leverage of store occupancy costs achieved on higher sales growth. This increase was offset by higher distribution center costs associated with strategic investments in incremental inventory that were completed in the first half of fiscal year 2018 and higher occupancy costs resulting from the sale-leaseback transactions that occurred in fiscal year 2018 and fiscal year 2017 as discussed in “—Liquidity and Capital Resources”.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $211.1 million for the fiscal year ended January 27, 2018 compared to $170.6 million for the fiscal year ended January 28, 2017, an increase of $40.5 million or 23.7%. As a percentage of sales, SG&A decreased 10 basis points for the fiscal year ended January 27, 2018 to 22.2% from 22.3% for the fiscal year ended January 28, 2017, primarily driven by leverage of recurring corporate overhead expenses. This decrease was partially offset by stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the At Home Group Inc. Equity Incentive Plan approved by the Board in July 2016 (the “2016 Equity Plan”) and an increase in marketing and advertising expenses. SG&A expenses include corporate overhead expenses, which represented $14.6 million of the increase, attributable to additional home office support capabilities, increased payroll expenses incurred to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, consulting and other professional fees relating to other company initiatives and transaction costs related to our secondary offering, which was partially offset by the nonrecurrence of transaction costs related to our IPO that occurred in the prior year. SG&A expenses also include expenses related to store operations, which represented $19.0 million of the increase, primarily driven by a $11.1 million increase in labor costs due to additional headcount for our new stores. Additionally, there was a $3.2 million increase in store pre-opening costs due to the increased number of new store openings and the timing of new store openings during the fiscal year ended January 27, 2018 compared to the fiscal year ended January 28, 2017, as well as increases in other administrative costs to support the continued growth in our store base.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $24.3 million for the fiscal year ended January 27, 2018 compared to $17.4 million for the fiscal year ended January 28, 2017, an increase of $6.9 million or 39.5%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $1.7 million and $2.0 million for the fiscal years ended January 27, 2018 and January 28, 2017, respectively.  In fiscal year 2018, we expanded our marketing and advertising spend to 2.7% of net sales, up from 2.5% of net sales in fiscal year 2017.

Impairment Charges

During the fiscal year ended January 27, 2018, we recognized an impairment charge of $2.4 million following the resolution of a legal matter. No impairment charges were incurred during the fiscal year ended January 28, 2017.

Interest Expense, Net

Interest expense, net decreased to $21.7 million for the fiscal year ended January 27, 2018 from $27.2 million for the fiscal year ended January 28, 2017, a decrease of $5.5 million. The decrease in interest expense primarily resulted from the repayment of our $130.0 million senior secured second lien term loan facility using net proceeds of our initial public offering (the “Second Lien Repayment”). See “—Liquidity and Capital Resources”. This decrease was partially offset by increased borrowings under our ABL Facility to support our growth strategies.

Loss on Extinguishment of Debt

During the fiscal year ended January 28, 2017, we recognized a loss on extinguishment of debt of $2.7 million resulting primarily from the write-off of unamortized deferred debt issuance costs in connection with the Second Lien Repayment. We did not incur losses on extinguishment of debt for the fiscal year ended January 27, 2018.

Income Tax Provision

Income tax expense was $33.8 million for the fiscal year ended January 27, 2018 compared to income tax expense of $15.7 million for the fiscal year ended January 28, 2017. The effective tax rate for the fiscal year ended January 27, 2018 was 51.5% compared to 36.7% for the fiscal year ended January 28, 2017. The effective tax rate for the fiscal year ended January 27, 2018 differs from the prorated federal statutory rate of 34.0% primarily due to the impact of state and local income taxes, the effect of the Tax Act (which lowered the federal statutory income tax rate in effect for the period from January 1, 2018 through January 27, 2018 from 35% to 21%) and a net excess tax benefit related to stock options exercised. The effective tax rate for the fiscal year ended January 28, 2017 differs from the federal statutory rate of 35.0% primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits, valuation allowance on state net operating losses, nondeductible transaction costs and nondeductible interest expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $170.6 million for the fiscal year ended January 28, 2017 compared to $135.7 million for the fiscal year ended January 30, 2016, an increase of $34.9 million or 25.7%. As a percentage of sales, SG&A increased 50 basis points for the fiscal year ended January 28, 2017 to 22.3% from 21.8% for the fiscal year ended January 30, 2016, primarily due to stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, transaction costs related to the initial public offering and an increase in advertising expenses, which were partially offset by leverage of recurring corporate overhead expenses. SG&A expenses include corporate overhead expenses, which represented $10.3 million of the increase, attributable to additional home office support capabilities as well as increased payroll expenses incurred to support our growth strategies, stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan, transaction costs related to the initial public offering and consulting and other professional fees relating to public company readiness initiatives. In addition, we recognized a $0.3 million loss on the sale of land in connection with the expansion of our distribution center during the fiscal year ended January 28, 2017. SG&A expenses also include expenses related to store operations, which represented $19.6 million of the increase primarily driven by a $11.2 million increase in payroll expenses due to new store headcount and labor cost associated with the incremental investments in low-priced inventory. Additionally, there was a $2.2 million increase in store pre-opening costs due to the increased number of new store openings and the timing of new store openings during the fiscal year ended January 28, 2017 compared to the fiscal year ended January 30, 2016 as well as increases in various other administrative costs to support the continued growth in our store base. In addition, we recognized a $1.8 million gain on the sale of a property in Houston, Texas during the fiscal year ended January 30, 2016.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses, which are included in SG&A. Total marketing and advertising expenses were $17.4 million for the fiscal year ended January 28, 2017 compared to $12.4 million for the fiscal year ended January 30, 2016, an increase of $5.0 million or 40.3%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $2.0 million and $1.0 million for the fiscal years ended January 28, 2017 and January 30, 2016, respectively.  In fiscal year 2017, we expanded our marketing and advertising spend to 2.5% of net sales, up from 2.2% of net sales in fiscal year 2016.

Interest Expense, Net

Interest expense, net decreased to $27.2 million for the fiscal year ended January 28, 2017 from $36.8 million for the fiscal year ended January 30, 2016, a decrease of $9.6 million. The decrease in interest expense primarily resulted from the June 2015 Refinancing and the Second Lien Repayment. See “—Liquidity and Capital Resources”.

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

Income Tax Provision

Income tax expense was $15.7 million for the fiscal year ended January 28, 2017 compared to a benefit of $14.2 million for the fiscal year ended January 30, 2016. The effective tax rate for the fiscal year ended January 28, 2017 was 36.7% compared to 133.8% for the fiscal year ended January 30, 2016. The effective tax rate for the fiscal year ended January 28, 2017 differs from the federal statutory rate primarily due to the impact of state and local income taxes, the release of unrecognized tax benefits, valuation allowance on state net operating losses, nondeductible transaction costs and nondeductible interest expense. The effective income tax rate differs significantly from federal statutory rate for the fiscal year ended January 30, 2016 primarily due to the impact of state income taxes and changes in the valuation allowance on our deferred tax assets.

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

As of January 27, 2018, we had $8.5 million of cash and cash equivalents and $77.8 million in borrowing availability under our ABL Facility. At that date, there were $0.5 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities (as described in “—Term Loan Facilities”). The interest rates on the Term Loan Facilities are variable; based on LIBOR rates in effect at January 27, 2018, our obligations under the Term Loan Facilities bore interest at a rate of 4.9%. The Term Loan is repayable in equal quarterly installments of approximately $0.8 million.

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

We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (as described below under “—Term Loan Facilities”).

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 27, 2018 were approximately $170.3 million, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $62.4 million. We estimate that our capital expenditures for the fiscal year ending January 26, 2019, which includes investments in our expected second distribution center, will be in the range of $170 million to $190 million, net of proceeds from sale-leaseback transactions of $110 million. We also plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2018, we opened 26 new stores, net of two relocated stores. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and proceeds from our ABL Facility. We expect fiscal year 2019 net capital expenditures to be primarily financed in the same manner.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016

Net Cash Provided by Operating Activities	$106,018	$43,498	$14,913
Net Cash Used in Investing Activities	(169,794)	(63,174)	(39,727)
Net Cash Provided by Financing Activities	65,209	21,340	25,536
Net Increase in Cash and Cash Equivalents	1,433	1,664	722

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $106.0 million for the fiscal year ended January 27, 2018 compared to $43.5 million during the fiscal year ended January 28, 2017. The $62.5 million increase in cash provided by operating activities was primarily due to a $41.4 million decrease in purchase of merchandise inventories and a $14.7 million increase in operating income which was partially offset by an increase in cash paid for income taxes of $12.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $169.8 million for the fiscal year ended January 27, 2018 compared to $63.2 million for the fiscal year ended January 28, 2017. The $106.6 million increase in cash used in investing activities was primarily driven by an increase in net capital expenditures of $108.1 million. Capital expenditures of $232.7 million for the fiscal year ended January 27, 2018 consisted of $206.4 million invested in new store growth with the remaining $26.3 million primarily related to investments in information technology, our distribution center and existing stores.

Net cash used in investing activities was $63.2 million for the fiscal year ended January 28, 2017 compared to $39.7 million for the fiscal year ended January 30, 2016. The $23.5 million increase in cash used in investing activities was primarily driven by a decrease of $17.7 million in net restricted cash proceeds attributable to sale-leaseback transactions for which the sale was treated as a like-kind exchange in accordance with Section 1031 of the Code as well as an increase in net capital expenditures of $5.2 million. Capital expenditures of $124.3 million for the fiscal year ended January 28, 2017 consisted of $96.2 million invested in new store growth with the remaining $28.1 million primarily related to investments in information technology, our distribution center and existing stores. Capital expenditures of $102.5 million for the fiscal year ended January 30, 2016 consisted of $86.4 million invested in new store growth with the remaining $16.1 million being primarily related to investments in maintenance expenditures and information technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $65.2 million for the fiscal year ended January 27, 2018 compared to $21.3 million for the fiscal year ended January 28, 2017, an increase of $43.9 million primarily due to a

$35.5 million increase in net borrowings under our ABL Facility and $10.4 million in proceeds from the exercise of stock options for the fiscal year ended January 27, 2018.

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

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of January 27, 2018, we have not derecognized any landlord assets or associated financing obligations.

Term Loan Facilities

On June 5, 2015, At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for the Term Loan in an original aggregate principal amount of $300.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 27, 2018. The Term Loan is prepayable without premium at our option, in whole or in part.

The Term Loan permits us to add one or more incremental term loans up to $50.0 million plus additional amounts subject to our compliance with a first lien net leverage ratio test. The first lien net leverage ratio test is calculated using Adjusted EBITDA, which is defined as “Consolidated EBITDA” under our credit agreement.

The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of January 27, 2018 and January 28, 2017, we were in compliance with all covenants prescribed under the Term Loan.

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

We refer to the Term Loan and, until the Second Lien Repayment, the Second Lien Term Loan, collectively as the “Term Loan Facilities”.

The Borrower used the net proceeds from the Term Loan Facilities in 2015 (i) to effect the refinancing of all outstanding indebtedness under our then-outstanding Senior Secured Notes, (ii) to pay fees and expenses in connection with the Term Loan Facilities and the redemption of the Senior Secured Notes of approximately $13.6 million, (iii) to repay $29.2 million in amounts outstanding under the ABL Facility, and (iv) for general corporate purposes.

During the fiscal year ended January 28, 2017, we used the net proceeds from our initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to effect the Second Lien Repayment for total cash consideration of $130.4 million, including $0.4 million of accrued interest. The repayment resulted in a loss on extinguishment of debt in the amount of $2.7 million, which was recognized during the fiscal year ended January 28, 2017.

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

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Credit Agreement from time to time. After giving effect to such amendments, as of January 27, 2018, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended).

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 2.90% for the fiscal year ended January 27, 2018 and approximately 2.00% for each of the fiscal years ended January 28, 2017 and January 30, 2016.

As of January 27, 2018, approximately $162.0 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately $77.8 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of January 27, 2018 and January 28, 2017, we were in compliance with all covenants under the ABL Facility.

Collateral under the ABL Facility and the Term Loan

The ABL Facility is secured by (a) a first priority lien on our (i) cash, cash equivalents, deposit accounts, accounts receivable, other receivables, tax refunds and inventory, (ii) to the extent relating to, arising from, evidencing or governing any of the items referred to in the preceding clause (i), chattel paper, documents, instruments, general intangibles, and securities accounts related thereto, (iii) books and records relating to the foregoing and (iv) supporting obligations and all products and proceeds of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing, in each case subject to certain exceptions (collectively, “ABL Priority Collateral”) and (b) a second priority lien on our remaining assets not constituting ABL Priority Collateral, subject to certain exceptions (collectively, “Term Priority Collateral”); provided, however that since our amendment of the ABL Facility in July 2017, real property that may secure the Term Loan from time to time no longer forms part of the collateral under the ABL Facility.

The Term Loan is secured by (a) a first priority lien on the Term Priority Collateral and (b) a second priority lien on the ABL Priority Collateral.

Contractual Obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 28, 2017, our contractual cash obligations over the next several periods were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease commitments(1)	$1,166,779	$85,221	$177,566	$172,127	$731,865
Capital lease commitments(2)	981	203	406	372	—
Long-term debt obligations(3)	298,608	3,138	7,046	288,424	—
Revolving credit facility(4)	162,000	162,000	—	—	—
Estimated interest payments(5)	62,258	14,705	29,935	17,618	—
Financing obligations(6)	15,976	1,799	3,652	3,252	7,273
Contractual tax obligations(7)	1,688	1,688	—	—	—
Total	$1,708,290	$268,754	$218,605	$481,793	$739,138

(1)	Our operating lease commitments include leases for property used in our operations. Amounts shown do not reflect operating leases that are classified as financing obligations.
(2)	Our capital lease commitments include leases for property used in our operations.
(3)	Long-term debt obligations include principal payments due under our Term Loan and note payable.
(4)	Revolving credit facility includes principal payments due on our ABL Facility.
(5)

Interest expense on long-term debt includes future interest payments on outstanding obligations under our Term Loan and notes payable as well as payments due on our ABL Facility. Our ABL Facility bears interest at variable rates and this table is based on rates in effect as of January 27, 2018.

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

Physical inventory counts are performed for our stores at least once per year by a third-party inventory counting service for stores that have been in operation for at least one year. Inventory records are adjusted to reflect actual inventory counts and any resulting shortage (“shrinkage”) is recognized. Reserves for shrinkage are estimated and recorded throughout the fiscal year as a percentage of net sales based on the most recent physical inventory, in combination with current events and historical experience. We have loss prevention programs and policies in place intended to mitigate shrinkage. A 10% increase in our estimated shrinkage reserve rate would have affected net income by approximately $1.1 million for fiscal year 2018. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal year exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

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

We have the option to perform a qualitative assessment of goodwill rather than completing the two-step process to determine whether it is more likely than not that the fair value of an operating segment is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step process. Otherwise, we may forego the two-step process and do not need to perform any further testing. We performed a qualitative assessment of goodwill for the fiscal year ended January 27, 2018. Based on that qualitative assessment, we concluded it was more likely than not that the fair value of our operating segment substantially exceeded its carrying value and, therefore, further quantitative analysis was not required.

No impairment of goodwill was recognized during the fiscal years ended January 27, 2018, January 28, 2017 or January 30, 2016. However, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or the weighted average cost of capital increases.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. Based upon the review of our store-level assets, we identified impairment in connection with certain property and equipment following the resolution of a legal matter and recognized a charge of $2.4 million for the fiscal year ended January 27, 2018. No impairment of long-term assets was recognized during the fiscal years ended January 28, 2017 and January 30, 2016.

We test indefinite-lived trade name intangible assets annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The carrying value of the At Home trade name as of January 27, 2018 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 27, 2018, January 28, 2017 or January 30, 2016.

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned within 60 days from the purchase date and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements, which are accounted for as a reduction in revenue; we also reduce cost of sales to reflect our estimates of the inventory cost of products that will be returned. As of both January 27, 2018 and January 28, 2017, our sales returns reserves were approximately $1.1 million.

In fiscal year 2018, we launched a credit card that included a loyalty program through which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment, which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the fiscal year ended January 27, 2018, we recorded an immaterial amount of income from our credit card program within net sales when earned.

Our credit card loyalty program allows for customers to earn points for qualifying purchases. Upon reaching specified levels, points are redeemed for certificates usable at our stores. The estimates of the costs associated with the credit card loyalty program require us to make assumptions related to customer purchasing levels and redemption rates. At the time the qualifying sales giving rise to the credit card loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimated retail value of the certificates to be redeemed upon conversion of the earned points to certificates. During the fiscal year ended January 27, 2018, we recorded an immaterial amount for the deferral of revenues related to our loyalty program as a reduction of revenues.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. As of January 27, 2018 and January 28, 2017, our gift card liability was approximately $5.8 million and $4.1 million, respectively. In addition, we recognize gift card breakage as revenue after 60 months of non-use. We recognized revenue related to breakage of such gift card balances of an immaterial amount of revenue for each of the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 (Topic 718, “Compensation—Stock Compensation”), which requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated financial statements over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight-line basis over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of income.

We estimate fair value of each stock option grant on the date of grant based upon the Black-Scholes option pricing model, with the exception of a special one-time initial public offering transaction bonus grant which was valued on the date of grant using the Monte Carlo simulation method. For restricted stock unit awards, grant date fair value is determined based upon the closing trading value of our common stock on the NYSE on the date of grant and our forfeiture assumptions are estimated based on historical experience.

The Black-Scholes option pricing model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including the following:

•	Expected term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled.

•	Expected volatility—The expected volatility is calculated based on the historical volatility of the common stock of comparable companies.

•	Expected dividend yield—The expected dividend yield is based on our expectation of not paying dividends on its common stock for the foreseeable future.

•	Risk-free interest rate—The risk-free interest rate is the average of the 3-year and 5-year U.S. Treasury rate in effect at the time of grant and with a maturity that approximates the expected term.

We used a Monte Carlo simulation model to determine the fair value of the special one-time initial public offering transaction bonus grant subject to market-based conditions. The stock option grants subject to market-based conditions have cliff vesting beginning in the third quarter of fiscal year 2017 and continuing into the third quarter of fiscal 2019 subject to the achievement of market conditions. We valued the stock option grants as a single award with the related compensation cost recognized using a straight-line method over the derived service period. The expected volatility is based on a combination of historical and implied volatilities of the common stock for comparable companies.

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

We believe the combination of these methods provided an appropriate estimate of our expected fair value prior to our IPO. We considered the valuation analyses to determine the best estimate of the fair value of our common stock at each stock option grant date. Following our IPO, these estimates are no longer needed to determine fair value for new awards due to a publicly-available trading price for our common stock.

The estimates used in determining the fair value of our common stock prior to our IPO were highly complex and subject to significant judgment. Those assumptions were similar to those we make with respect to goodwill as described above and include the selection of revenue growth rates, discount rates and comparable public companies used in the guideline public company analysis, and the non-marketability discount used. There was also inherent uncertainty in our forecasts and projections. If we had made different assumptions and estimates than those described previously, the amount of our stock-based compensation expense, net income and net income per share amounts could have been materially different. Following the initial public offering, such estimates are no longer needed to determine fair value for new awards due to a publicly-available trading price for our common stock.

On January 29, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment award transactions and is effective for annual reporting periods beginning after December 15, 2016. The adoption of ASU 2016-09 also requires all income tax adjustments to be recorded in the consolidated statements of income, and changes between tax and book treatment of equity compensation to be recognized in the provision for income taxes. We have adopted ASU 2016-09 prospectively and management has elected the accounting policy to continue to estimate the number of awards expected to be forfeited and adjust those estimates when it is no longer probable each period. Due to the adoption of ASU 2016-09, we recorded a $5.8 million tax benefit in our consolidated financial statements during the fiscal year ended January 27, 2018.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

On December 22, 2017, the Tax Act was adopted into law. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the adoption of the Tax Act, for our fiscal year ended January 27, 2018, the statutory federal corporate tax rate was prorated to 34.0%, with the statutory rate for fiscal year 2019 and beyond at 21.0%.

In December of 2017, the Securities and Exchange Commission staff issued State Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date.  Since the Tax Act was enacted in the fourth quarter of our fiscal year ended January 27, 2018 (and ongoing guidance and accounting interpretations are expected over the next 12 months), we consider the accounting of deferred tax re-measurements and other items, such as cost recovery and state tax considerations, to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions.  We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

Our valuation allowances totaled $0.3 million as of January 28, 2017. During fiscal year 2018, while analyzing our ability to utilize state net operating losses, it was determined that the positive evidence outweighed the negative evidence and the remaining valuation allowance was released.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We completed an initial impact assessment and believe adopting this ASU will not materially impact the timing of revenue recognition. While we do not anticipate the impact of this guidance to be material to our consolidated financial statements, we believe this guidance will impact: (i) our estimated cost of returns, which will be recorded as a current asset rather than netted with our sales return reserves; and (ii) the timing of revenue recognition related to gift card breakage income, which will be recognized in proportion to the historical pattern of redemptions rather than when redemption is considered remote. We expect to adopt this new guidance using the full retrospective method in the first quarter of our fiscal year ending January 26, 2019 (“fiscal year 2019”).

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-15 and do not believe it will have a material impact on our consolidated financial statements once implemented in the first quarter of fiscal year 2019.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice around how restricted cash is classified within the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-18, and, upon adopting the new standard in the first quarter of fiscal year 2019, we will no longer present the release of restricted cash as an investing activity cash inflow. Instead, restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows. We expect to adopt this new guidance using the full retrospective method in the first quarter of our fiscal year ending January 25, 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against London Interbank Offered Rates (“LIBOR”). Based on our overall interest rate exposure to variable rate debt outstanding as of January 27, 2018, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $4.5 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Foreign Currency Risk

During the fiscal year ended January 27, 2018, we purchase approximately 60% of our merchandise from suppliers in foreign countries; however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-34 and are incorporated herein by reference.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarterly period ended January 27, 2018, we implemented a new human resources and payroll system which resulted in significant changes to certain processes and procedures for internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarterly period ended January 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 27, 2018.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013).  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 27, 2018.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 27, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 27, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 27, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 27, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 27, 2018.

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

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of At Home Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of At Home Group Inc. (the Company) as of January 27, 2018 and January 28, 2017, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 27, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 27, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 27, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

March 23, 2018

AT HOME GROUP INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 27, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$8,525	$7,092
Inventories, net	269,844	243,795
Prepaid expenses	7,911	6,130
Other current assets	13,701	1,860
Total current assets	299,981	258,877
Property and equipment, net	466,263	340,358
Goodwill	569,732	569,732
Trade name	1,458	1,458
Debt issuance costs, net	1,978	1,202
Restricted cash	—	482
Noncurrent deferred tax asset	33,561	40,735
Other assets	316	549
Total assets	$1,373,289	$1,213,393
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$79,628	$58,425
Accrued and other current liabilities	88,547	74,439
Revolving line of credit	162,000	101,575
Current portion of deferred rent	9,072	7,082
Current portion of long-term debt and financing obligations	3,474	3,691
Income taxes payable	—	7,265
Total current liabilities	342,721	252,477
Long-term debt	289,902	299,606
Financing obligations	19,690	19,937
Deferred rent	124,054	103,692
Other long-term liabilities	6,043	2,811
Total liabilities	782,410	678,523
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 61,423,398 and 60,366,768 shares issued and outstanding, respectively	614	604
Additional paid-in capital	572,488	548,301
Retained earnings (accumulated deficit)	17,777	(14,035)
Total shareholders' equity	590,879	534,870
Total liabilities and shareholders' equity	$1,373,289	$1,213,393

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016

Net sales	$950,528	$765,635	$622,161
Cost of sales	643,570	518,155	421,750
Gross profit	306,958	247,480	200,411

Operating expenses
Selling, general and administrative expenses	211,057	170,556	135,716
Impairment charges	2,422	—	—
Depreciation and amortization	6,118	4,247	2,476
Total operating expenses	219,597	174,803	138,192

Operating income	87,361	72,677	62,219
Interest expense, net	21,704	27,174	36,759
Loss on extinguishment of debt	—	2,715	36,046
Income (loss) before income taxes	65,657	42,788	(10,586)
Income tax provision (benefit)	33,845	15,722	(14,160)
Net income	$31,812	$27,066	$3,574

Earnings per share:
Net income per common share:
Basic	$0.53	$0.49	$0.07
Diluted	$0.50	$0.48	$0.07
Weighted average shares outstanding:
Basic	60,503,860	55,414,037	50,836,727
Diluted	63,712,003	56,892,183	51,732,752

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance, January 31, 2015	50,836,727	$508	$405,083	$(44,675)	$360,916
Stock-based compensation	—	—	4,663	—	4,663
Net income	—	—	—	3,574	3,574
Balance, January 30, 2016	50,836,727	508	409,746	(41,101)	369,153
Stock-based compensation	—	—	9,384	—	9,384
Issuance of stock from initial public offering, net of costs	9,530,041	96	126,815	—	126,911
Excess tax benefit from initial public offering expenses	—	—	2,356	—	2,356
Net income	—	—	—	27,066	27,066
Balance, January 28, 2017	60,366,768	604	548,301	(14,035)	534,870
Stock-based compensation	—	—	13,764	—	13,764
Exercise of stock options	1,056,630	10	10,423	—	10,433
Net income	—	—	—	31,812	31,812
Balance, January 27, 2018	61,423,398	$614	$572,488	$17,777	$590,879

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016
Operating Activities
Net income	$31,812	$27,066	$3,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,777	36,925	28,694
Loss (gain) on disposal of fixed assets	100	216	(1,852)
Impairment charges	2,422	—	—
Non-cash interest expense	2,060	2,664	2,757
Amortization of deferred gain on sale-leaseback	(6,267)	(4,721)	(3,152)
Deferred income taxes	7,174	(26,008)	(12,308)
Stock-based compensation	13,764	9,384	4,663
Loss on extinguishment of debt	—	2,715	36,046
Changes in operating assets and liabilities
Inventories	(26,049)	(67,407)	(34,132)
Prepaid expenses and other current assets	(13,621)	1,600	(781)
Other assets	233	(2,624)	(3,380)
Accounts payable	22,413	24,344	(6,285)
Accrued liabilities	17,245	19,415	(5,418)
Income taxes payable	(7,265)	9,621	(515)
Deferred rent	13,220	10,308	7,002
Net cash provided by operating activities	106,018	43,498	14,913
Investing Activities
Purchase of property and equipment	(232,698)	(124,273)	(102,541)
Purchase of intangible assets	—	(586)	(19)
Change in restricted cash	482	(456)	17,234
Net proceeds from sale of property and equipment	62,422	62,141	45,599
Net cash used in investing activities	(169,794)	(63,174)	(39,727)
Financing Activities
Payments under lines of credit	(389,126)	(406,164)	(230,900)
Proceeds from lines of credit	449,551	431,139	240,100
Payment of debt issuance costs	(1,906)	(323)	(13,742)
Proceeds from issuance of long-term debt	6,162	—	430,000
Payment of Second Lien Term Loan	—	(130,000)	—
Payment of Senior Secured Notes	—	—	(389,027)
Payments on financing obligations	(176)	(128)	(360)
Payments on long-term debt	(9,729)	(6,128)	(10,535)
Proceeds from exercise of stock options	10,433	—	—
Proceeds from issuance of common stock	—	132,944	—
Net cash provided by financing activities	65,209	21,340	25,536
Increase in cash and cash equivalents	1,433	1,664	722
Cash and cash equivalents, beginning of period	7,092	5,428	4,706
Cash and cash equivalents, end of period	$8,525	$7,092	$5,428

Supplemental Cash Flow Information
Cash paid for interest	$19,284	$21,058	$40,184
Cash paid for income taxes	$42,979	$30,760	$1,026
Supplemental Information for Non-cash Investing and Financing Activities
(Decrease) increase in current liabilities of property and equipment	$(1,210)	$2,941	$5,787
Property and equipment reduction due to sale leaseback	$(46,184)	$(30,910)	$(22,535)
Property and equipment acquired under capital lease	$1,006	$8,613	$—

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Description of Business

At Home is a home décor superstore focused exclusively on providing a broad assortment of products for any room, in any style, for any budget. As of January 27, 2018, we operated 149 home décor superstores in 34 states, primarily in the South Central, Southeastern, Mid-Atlantic and Midwestern regions of the United States. At Home is owned and operated by At Home Group Inc. and its wholly-owned subsidiaries. All references to “we”, “us”, “our” and the “Company” and similar expressions are references to At Home Group Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Stock Split

On July 22, 2016, the Company’s board of directors approved a 128.157393-for-one stock split of its existing Class A common stock, Class B common stock and Class C common stock and the conversion of such Class A common stock, Class B common stock and Class C common stock into a single class of common stock. All historical share and per share information has been retroactively adjusted to reflect the stock split and conversion. As of January 27, 2018, the Company's total authorized share capital is comprised of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Initial and Secondary Public Offerings

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). Our common stock began trading on the New York Stock Exchange (the “NYSE”) on August 4, 2016 under the ticker symbol “HOME”. We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. We also incurred offering expenses of $6.0 million in connection with the initial public offering, which are included in additional paid-in capital in the consolidated balance sheet as of January 28, 2017. On September 8, 2016, we issued and sold a further 863,041 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option. This exercise of the over-allotment option resulted in net proceeds to us of $12.0 million after deducting underwriters’ discounts and commissions of $0.9 million. We used the net proceeds from the initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our $130.0 million second lien term loan (the “Second Lien Term Loan”).

On October 31, 2017, our Registration Statement on Form S-3, pursuant to which we registered 50,582,545 shares of our common stock owned by our Sponsors, was declared effective by the SEC. On December 11, 2017, we completed a secondary offering in which our Sponsors sold an aggregate of 5,750,000 shares of our common stock (which included 750,000 shares subject to the underwriters’ over-allotment option) at a price of $24.50 per share. We did not sell any shares of our common stock in, or receive any proceeds from, this secondary offering.

Corporate Restructuring

At Home Group Inc. was formed as a Delaware corporation on June 30, 2011, under the name GRD Holding I Corporation (“GRD I”). Upon incorporation, GRD I became the parent of GRD Holding II Corporation (“GRD II”), which owned 100% of GRD Holding III Corporation (“GRD III”). GRD III was organized for the purpose of acquiring all of the outstanding common stock of Garden Holdings Inc., a Delaware corporation. Garden Holdings Inc. owned, directly or indirectly, 100% of Garden Ridge Corporation and other entities. On September 29, 2014, GRD I, GRD II, GRD III and its affiliates completed an entity restructuring and amended various corporate names to reflect the “At Home” brand. In particular, (i) GRD Holding I Corporation was renamed to At Home Group Inc. (“At Home Group”),

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

(ii) GRD Holding II Corporation was renamed to At Home Holding II Inc. (“At Home II”), (iii) GRD Holding III Corporation was renamed to At Home Holding III Inc. (“At Home III”), (iv) Garden Holdings Inc. was converted from a Delaware corporation to a Delaware limited liability company named At Home Companies LLC (“At Home LLC”), (v) both Garden Ridge Corporation and Garden Ridge, L.P. were merged with and into Garden Ridge Management, LLC and (vi) Garden Ridge Management, LLC was renamed At Home Stores LLC (“At Home Stores”).

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2018” relate to the 52 weeks ended January 27, 2018, “fiscal year 2017” relate to the 52 weeks ended January 28, 2017 and references to “fiscal year 2016” relate to the 52 weeks ended January 30, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less as well as credit card receivables. At January 27, 2018 and January 28, 2017, our cash and cash equivalents were comprised primarily of credit card receivables.

Inventories

Inventories are comprised of finished merchandise and are stated at the lower of cost or net realizable value with cost determined using the weighted-average method. The cost of inventories include the actual landed cost of an

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

item at the time it is received in our distribution center, or at the point of shipment for certain international shipments, as well as transportation costs to our distribution center and to our retail stores, if applicable. Net inventory cost is recognized through cost of sales when the inventory is sold.

Physical inventory counts are performed for all of our stores at least once per year by a third-party inventory counting service for stores that have been in operation for at least one year. Inventory records are adjusted to reflect actual inventory counts and any resulting shortage (“shrinkage”) is recognized. Reserves for shrinkage are estimated and recorded throughout the fiscal year as a percentage of sales based on the most recent physical inventory, in combination with current events and historical experience. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal year exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly

Consideration Received from Vendors

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation of property and equipment other than leasehold improvements is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term, including renewals determined to be reasonably assured, or the estimated useful life of the related improvement. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

We expense all internal-use software costs incurred in the preliminary project stage. Certain direct costs incurred at later stages and associated with the development and purchase of internal-use software, including external costs for services and internal payroll costs related to the software project, are capitalized within property and equipment in the accompanying consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally between three and five years. For the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, we capitalized software costs of $4.3 million, $7.7 million and $5.5 million, respectively. Amortization expense related to capitalized software costs totaled $4.4 million, $2.7 million and $1.0 million during the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively.

We capitalize major replacements and improvements and expense routine maintenance and repairs as incurred. We remove the cost of assets sold or retired and the related accumulated depreciation or amortization from the consolidated balance sheets and include any resulting gain or loss in the accompanying consolidated statements of income.

Capitalized Interest

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Our capitalized

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

interest cost was approximately $1.3 million, $0.4 million and $0.3 million for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively.

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

At January 27, 2018, the fair value of our fixed rate mortgage due August 22, 2022 was $6.1 million, which approximated the carrying value of $6.1 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

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

We have the option to perform a qualitative assessment of goodwill rather than completing the two-step process to determine whether it is more likely than not that the fair value of an operating segment is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step process. Otherwise, we may forego the two-step process and do not need to perform any further testing. We performed a qualitative assessment of goodwill for the fiscal year ended January 27, 2018. Based on that qualitative assessment, we concluded it was more likely than not that the fair value of our operating segment substantially exceeded its carrying value and, therefore, further quantitative analysis was not required.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

No impairment of goodwill was recognized during the fiscal years ended January 27, 2018, January 28, 2017 or January 30, 2016. However, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or the weighted average cost of capital increases.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. Based upon the review of our store-level assets, we identified impairment in connection with certain property and equipment following the resolution of a legal matter and recognized a charge of $2.4 million for the fiscal year ended January 27, 2018. No impairment of long-term assets was recognized during the fiscal years ended January 28, 2017 and January 30, 2016.

We test indefinite-lived trade name intangible assets annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The carrying value of the At Home trade name as of January 27, 2018 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 27, 2018, January 28, 2017 or January 30, 2016.

Debt Issuance Costs

Debt issuance costs are costs incurred in connection with obtaining or modifying financing arrangements. These costs are capitalized as a direct deduction from the carrying value of the debt, other than costs incurred in conjunction with our line of credit, which are capitalized as an asset, and amortized over the term of the respective debt agreements.

Total amortization expense related to debt issuance costs was approximately $1.9 million, $1.8 million and $1.9 million for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

Insurance Liabilities

For the period from December 1, 2013 through January 27, 2018, we were fully insured for workers' compensation and commercial general liability claims. Prior to that period, we used a combination of commercial insurance and self-insurance for workers' compensation and commercial general liability claims and purchased insurance coverage that limited our aggregate exposure for individual claims to $250,000 per workers' compensation and commercial general liability claim.

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

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned within 60 days from the purchase date and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements, which are accounted for as a reduction in revenue; we also reduce cost of sales to reflect our estimates of the inventory cost of products that will be returned. As of both January 27, 2018 and January 28, 2017, our sales returns reserves were approximately $1.1 million.

In fiscal year 2018, we launched a credit card that included a loyalty program through which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment, which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the fiscal year ended January 27, 2018, we recorded an immaterial amount of income from our credit card program within net sales when earned.

Our credit card loyalty program allows for customers to earn points for qualifying purchases. Upon reaching specified levels, points are redeemed for certificates usable at our stores. The estimates of the costs associated with the credit card loyalty program require us to make assumptions related to customer purchasing levels and redemption rates.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

At the time the qualifying sales giving rise to the credit card loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimated retail value of the certificates to be redeemed upon conversion of the earned points to certificates. During the fiscal year ended January 27, 2018, we recorded an immaterial amount for the deferral of revenues related to our loyalty program as a reduction of revenues.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. As of January 27, 2018 and January 28, 2017, our gift card liability was approximately $5.8 million and $4.1 million, respectively. In addition, we recognize gift card breakage as revenue after 60 months of non-use. We recognized revenue related to breakage of such gift card balances of an immaterial amount of revenue for each of the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016.

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

Store Pre-Opening Costs

We expense pre-opening costs for new stores as they are incurred. During the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, store pre-opening costs were approximately $17.9 million, $13.9 million and $12.3 million, respectively. Store pre-opening costs, such as occupancy expenses, advertising and labor are primarily included in selling, general and administrative expenses.

Marketing and Advertising

Marketing and advertising costs, exclusive of store pre-opening marketing and advertising expenses discussed above, include billboard, newspaper, radio, digital and other advertising mediums. Marketing and advertising costs are expensed as incurred and included in selling, general and administrative expenses. Total marketing and advertising expenses were approximately $24.3 million, $17.4 million and $12.4 million for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 (Topic 718, “Compensation—Stock Compensation”), which requires all stock-based payments to employees, including grants of employee stock options and

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

restricted stock units, to be recognized in the consolidated financial statements over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight-line basis over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of income.

We estimate fair value of each stock option grant on the date of grant based upon the Black-Scholes option pricing model, with the exception of a special one-time initial public offering transaction bonus grant which was valued on the date of grant using the Monte Carlo simulation method. For restricted stock unit awards, grant date fair value is determined based upon the closing trading value of our common stock on the NYSE on the date of grant and our forfeiture assumptions are estimated based on historical experience.

The Black-Scholes option pricing model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including the following:

•	Expected term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled.

•	Expected volatility—The expected volatility is calculated based on the historical volatility of the common stock of comparable companies.

•	Expected dividend yield—The expected dividend yield is based on our expectation of not paying dividends on its common stock for the foreseeable future.

•	Risk-free interest rate—The risk-free interest rate is the average of the 3-year and 5-year U.S. Treasury rate in effect at the time of grant and with a maturity that approximates the expected term.

We used a Monte Carlo simulation model to determine the fair value of the special one-time initial public offering transaction bonus grant subject to market-based conditions. The stock option grants subject to market-based conditions have cliff vesting beginning in the third quarter of fiscal year 2017 and continuing into the third quarter of fiscal 2019 subject to the achievement of market conditions. We valued the stock option grants as a single award with the related compensation cost recognized using a straight-line method over the derived service period. The expected volatility is based on a combination of historical and implied volatilities of the common stock for comparable companies.

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

We believe the combination of these methods provided an appropriate estimate of our expected fair value prior to our IPO. We considered the valuation analyses to determine the best estimate of the fair value of our common stock at each stock option grant date. Following our IPO, these estimates are no longer needed to determine fair value for new awards due to a publicly-available trading price for our common stock.

On January 29, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment award transactions and is effective for annual reporting periods beginning after December 15, 2016. The adoption of ASU 2016-09 also

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

requires all income tax adjustments to be recorded in the consolidated statements of income, and changes between tax and book treatment of equity compensation to be recognized in the provision for income taxes. We have adopted ASU 2016-09 prospectively and management has elected the accounting policy to continue to estimate the number of awards expected to be forfeited and adjust those estimates when it is no longer probable each period. Due to the adoption of ASU 2016-09, we recorded a $5.8 million tax benefit in our consolidated financial statements during the fiscal year ended January 27, 2018.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

On December 22, 2017, federal tax reform legislation was adopted into law by the U.S. government (the “Tax Act”). The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the adoption of the Tax Act, for our fiscal year ended January 27, 2018, the statutory federal corporate tax rate was prorated to 34.0%, with the statutory rate for fiscal year 2019 and beyond at 21.0%.

In December of 2017, the Securities and Exchange Commission staff issued State Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date.  Since the Tax Act was enacted in the fourth quarter of our fiscal year ended January 27, 2018 (and ongoing guidance and accounting interpretations are expected over the next 12 months), we consider the accounting of deferred tax re-measurements and other items, such as cost recovery and state tax considerations, to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions.  We expect to complete our analysis within the measurement period in accordance with SAB 118.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We completed an initial impact assessment and believe adopting this ASU will not materially impact the timing of revenue recognition. While we do not anticipate the impact of this guidance to be material to our consolidated financial statements, we believe this guidance will impact: (i) our estimated cost of returns, which will be

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

recorded as a current asset rather than netted with our sales return reserves; and (ii) the timing of revenue recognition related to gift card breakage income, which will be recognized in proportion to the historical pattern of redemptions rather than when redemption is considered remote. We expect to adopt this new guidance using the full retrospective method in the first quarter of our fiscal year ending January 26, 2019 (“fiscal year 2019”).

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-15 and do not believe it will have a material impact on our consolidated financial statements once implemented in the first quarter of our fiscal year ending January 26, 2019.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice around how restricted cash is classified within the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We have evaluated the impact of ASU 2016-18, and, upon adopting the new standard in the first quarter of fiscal year 2019, we will no longer present the release of restricted cash as an investing activity cash inflow. Instead, restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows. We expect to adopt this new guidance using the full retrospective method in the first quarter of our fiscal year ending January 25, 2020.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2.    Property and Equipment

Property and equipment consists of the following (in thousands):

	January 27,	January 28,
	2018	2017

Land	$42,378	$33,531
Buildings	117,429	85,116
Computer hardware and software	40,096	32,212
Equipment, furniture and fixtures	115,539	93,427
Leasehold improvements	253,570	165,058
Construction in progress	40,739	32,738
	609,751	442,082
Less: accumulated depreciation and amortization	(143,488)	(101,724)
Property and equipment, net	$466,263	$340,358

Depreciation and amortization expense for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016 totaled approximately $48.8 million, $36.9 million and $28.7 million, respectively. Approximately $42.7 million, $32.7. million and $26.2 million of depreciation and amortization expense is included in cost of sales for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively. In addition, we recorded $2.4 million in impairment charges for property and equipment following the resolution of a legal matter for the fiscal year ended January 27, 2018.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

4.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 27,	January 28,
	2018	2017

Inventory in-transit	$14,618	$10,833
Accrued payroll and other employee-related liabilities	16,917	12,498
Accrued taxes, other than income	11,680	10,029
Accrued interest	4,173	3,807
Insurance liabilities	3,391	3,247
Gift card liability	5,787	4,054
Construction costs	9,661	6,295
Accrued inbound freight	10,796	10,554
Other	11,524	13,122
Total accrued liabilities	$88,547	$74,439

5.    Revolving Line of Credit

In October 2011, At Home III and At Home Stores (collectively, the “ABL Borrowers”), entered into an asset-based revolving line of credit (the “ABL Facility”), which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances.

We have subsequently amended the ABL Credit Agreement from time to time. After giving effect to such amendments, as of January 27, 2018, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

Interest on borrowings under our ABL Facility is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 2.90% for the fiscal year ended January 27, 2018 and approximately 2.00% for each of the fiscal years ended January 28, 2017 and January 30, 2016.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

As of January 27, 2018, approximately $162.0 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately $77.8 million.

The ABL Facility includes restrictions customarily found in such agreements on the ability of the ABL Borrowers and the subsidiary guarantors to incur additional liens and indebtedness, make investments and dispositions, pay dividends to At Home II or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the ABL Facility, the ABL Borrowers and the subsidiary guarantors are permitted to pay dividends to At Home II, (a) so long as after giving effect to such payment, (i) availability is equal to or greater than 15% of the loan cap (i.e., the lesser of (x) the aggregate lender commitments under the ABL Facility and (y) the borrowing base) and (ii) if availability is less than 20% of the loan cap, the consolidated fixed charge coverage ratio is equal to or greater than 1.0 to 1.0, and (b) pursuant to certain other limited exceptions. As of January 27, 2018 and January 28, 2017, we were in compliance with all covenants prescribed in the ABL Facility.

The ABL Facility is secured by (a) a first priority lien on our (i) cash, cash equivalents, deposit accounts, accounts receivable, other receivables, tax refunds and inventory, (ii) to the extent relating to, arising from, evidencing or governing any of the items referred to in the preceding clause (i), chattel paper, documents, instruments, general intangibles, and securities accounts related thereto, (iii) books and records relating to the foregoing and (iv) supporting obligations and all products and proceeds of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing, in each case subject to certain exceptions (collectively, “ABL Priority Collateral”) and (b) a second priority lien on our remaining assets not constituting ABL Priority Collateral, subject to certain exceptions (collectively, “Term Priority Collateral”); provided, however that since our amendment of the ABL Facility in July 2017, real property that may secure the Term Loan from time to time no longer forms part of the collateral under the ABL Facility.

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 27,	January 28,
	2018	2017

Term Loan Facilities	$292,500	$295,500
Note payable, bank (a)	6,108	—
Note payable, bank	—	6,099
Obligations under capital leases	911	8,630
Total debt	299,519	310,229
Less: current maturities	3,316	3,552
Less: unamortized deferred debt issuance costs	6,301	7,071
Long-term debt	$289,902	$299,606

(a)	Matures August 22, 2022; $34,483 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, are as follows (in thousands):

January 27,
2018

2019	$3,138
2020	3,145

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2021	3,901
2022	2,408
2023	286,016
Thereafter	—
$298,608

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a term loan in an original aggregate principal amount of $300.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 27, 2018. The Term Loan is prepayable without premium at our option, in whole or in part.

The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies, substantially similar to those described in respect of the ABL Facility. There are no financial maintenance covenants in the Term Loan. As of January 27, 2018 and January 28, 2017, we were in compliance with all covenants prescribed under the Term Loan.

The Term Loan is secured by (a) a first priority lien on the Term Priority Collateral and (b) a second priority lien on the ABL Priority Collateral.

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

We refer to the Term Loan and, until the Second Lien Repayment (as defined below), the Second Lien Term Loan, collectively as the “Term Loan Facilities”.

The Borrower used the net proceeds from the Term Loan Facilities in 2015 (i) to effect the refinancing of all outstanding indebtedness under our then-outstanding $360.0 million aggregate principal amount of 10.75% senior secured notes maturing on June 1, 2019 (the “Senior Secured Notes”), (ii) to pay fees and expenses in connection with the Term Loan Facilities and the redemption of the Senior Secured Notes, (iii) to repay certain amounts outstanding under the ABL Facility, and (iv) for general corporate purposes.

During the fiscal year ended January 28, 2017, we used the net proceeds from our initial public offering and partial exercise of the over-allotment option, after deducting underwriters’ discounts and commissions, to repay in full the $130.0 million of principal amount of indebtedness outstanding under our Second Lien Term Loan (the “Second Lien Repayment”). The repayment resulted in a loss on extinguishment of debt in the amount of $2.7 million, which was recognized during the fiscal year ended January 28, 2017.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

The restricted net assets of At Home Group's consolidated subsidiaries was $598.4 million as of January 27, 2018.

7.    Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our consolidated balance sheet. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of January 27, 2018, we have not derecognized any landlord assets or associated financing obligations.

8.    Related Party Transactions

In connection with the initial public offering, the management agreement with our controlling shareholder, AEA Investors LP (“AEA”), an affiliate of our controlling shareholder, and affiliated co-investors including Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”), was terminated as of August 3, 2016 and the Sponsors no longer receive management fees from us. As of January 27, 2018, the Sponsors own approximately 73% of our outstanding common stock.

We were previously obligated to pay management fees of approximately $2.6 million annually to AEA. We recognized management fees and reimbursed expenses of approximately $1.4 million during the fiscal year ended January 28, 2017 and approximately $2.7 million during the fiscal year ended January 30, 2016.

We were also obligated to pay management fees of approximately $0.9 million annually to Starr Investments. We recognized management fees of approximately $0.5 million during the fiscal year ended January 28, 2017 and approximately $0.9 million during the fiscal year ended January 30, 2016.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Until November 1, 2016, affiliates of AEA owned a significant equity position in Dematic Corporation, an external vendor that designs, develops and delivers solutions that optimize companies' supply chain, improve performance and increase productivity through intelligent warehouse logistics and materials handling solutions. In February 2014, we executed an agreement with Dematic Corporation for the installation of a system to assist in the automation of our distribution center. During the fiscal years ended January 28, 2017, we paid Dematic Corporation approximately $0.4 million under the agreement which is primarily recorded in property and equipment, net. Affiliates of AEA disposed of their interest in Dematic Corporation as of November 1, 2016, and Dematic Corporation is no longer a related party.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chief Executive Officer. During the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. We paid MMI approximately $0.6 million, $0.2 million and $0.4 million for fixtures, furniture and equipment and design related services for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively.

9.    Income Taxes

Our income tax provision (benefit) is as follows (in thousands):

	Fiscal Year Ended
	January 27,	January 28,	January 30,
	2018	2017	2016
Current income tax expense (benefit)
Federal	$23,786	$36,956	$(1,673)
State	2,885	4,756	(178)

Deferred income tax expense (benefit)
Federal	9,208	(22,261)	(11,227)
State	(2,034)	(3,729)	(1,082)
Income tax provision (benefit)	$33,845	$15,722	$(14,160)

On December 22, 2017, the Tax Act was adopted into law. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the adoption of the Tax Act, for the fiscal year ended January 27, 2018, the statutory federal corporate tax rate was prorated to 34.0%, with the statutory rate for fiscal year 2019 and beyond at 21.0%.

In December of 2017, the Securities and Exchange Commission staff issued State Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date.  Since the Tax Act was enacted in the fourth quarter of our fiscal year ended January 27, 2018 (and ongoing guidance and accounting interpretations are expected over the next 12 months), we consider the accounting of deferred tax re-measurements and other items, such as cost recovery and state tax considerations, to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are determined based on the estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	January 27,	January 28,
	2018	2017
Deferred tax assets
Inventory	$5,385	$5,968
Accruals	2,291	5,756
Deferred rent	7,830	8,101
Net operating losses	333	314
Deferred gains	26,288	36,778
Deferred compensation	7,325	8,641
Prepaid rent	1,710	2,742
Other, net	3,185	4,597
Total deferred tax assets	54,347	72,897
Less: valuation allowance	—	(314)
Deferred tax assets, net of valuation	54,347	72,583

Deferred tax liabilities
Property and equipment	(19,980)	(29,550)
Debt cancellation income	(742)	(2,237)
Trade name	(64)	(61)
Total deferred tax liabilities	(20,786)	(31,848)
Net deferred tax asset	$33,561	$40,735

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. We believe the cumulative pre-tax income is a significant piece of positive evidence that allows us to consider other subjective evidence such as future forecasted pre-tax income. For the fiscal year ended January 30, 2016, we determined that we had three years of cumulative pre-tax income, after excluding items that we considered to be unusual in nature. In addition, taxable income (loss) exceeded pre-tax income (loss) for the fiscal year ended January 30, 2016 and for each of the two preceding fiscal years. As of January 30, 2016, we had completed approximately 18 months of operations following our rebranding initiative as well as demonstrated our ability to more accurately forecast the results of our operations. We concluded that because of this positive evidence, as well as cumulative pre-tax income in recent fiscal years, it was more likely than not that our deferred tax assets would be realized in future years. Accordingly, during fiscal year 2016 we reversed $6.0 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes.

For the fiscal years ended January 27, 2018 and January 28, 2017, we continued to have three years of cumulative pre-tax income. In addition, taxable income exceeded pre-tax income for the fiscal years ended January 27, 2018 and January 28, 2017 and for each of the two preceding fiscal years. We concluded that because of this positive evidence, as well as cumulative pre-tax income in recent fiscal years, it was more likely than not that our deferred tax assets would be realized in future years. Accordingly, during fiscal year 2018, we determined no valuation allowance was required.

Our valuation allowances totaled $0.3 million as of January 28, 2017. During fiscal year 2018, while analyzing our ability to utilize state net operating losses, it was determined that the positive evidence outweighed the negative evidence and the remaining valuation allowance was released.

We had approximately $7.4 million and $8.2 million of state net operating loss carryforwards at January 27, 2018 and January 28, 2017, respectively. The state net operating losses begin to expire in fiscal year 2023. During fiscal

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

year 2018, we determined that the valuation allowance for state net operating losses was no longer appropriate and released the remaining valuation allowance.

The reconciliation between the actual income tax provision (benefit) and the income tax provision (benefit) calculated at the federal statutory tax rate is as follows (dollars in thousands):

	Fiscal Year Ended
	January 27,	January 28,	January 30,
	2018	2017	2016

Income tax provision (benefit) at the federal statutory rate	$22,297	$14,976	$(3,705)
Permanent differences	325	625	122
State income taxes, net of federal income tax effect	482	924	(636)
Change in unrecognized tax benefits	(16)	(378)	(2,078)
Change in valuation allowance	(314)	(257)	(6,009)
Effect of the Tax Act	16,694	—	—
Net excess tax benefit related to options exercised	(5,826)	—	—
Tax credits	(208)	(141)	(59)
Deferred adjustment	411	(23)	(1,632)
Other	—	(4)	(163)
Income tax provision (benefit)	$33,845	$15,722	$(14,160)
Effective tax rate	51.5%	36.7%	133.8%

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

The total amount of unrecognized tax benefits as of January 27, 2018 was $1.7 million, $0.5 million of which would favorably impact the effective tax rate if resolved in our favor.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 27,	January 28,
	2018	2017

Balance, beginning of period	$2,553	$3,076
Additions based on tax positions related to the current year	—	233
Subtractions based on tax positions related to the prior year	(604)	(563)
Settlements	(108)	—
Expiration of statute of limitations	(153)	(193)
Balance, end of period	$1,688	$2,553

We recognize accrued interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 27, 2018 and January 28, 2017, there was approximately $0.1 million in accrued penalties. As of January 27, 2018 and January 28, 2017, there was approximately $0.2 million in accrued interest. In addition, we recognized an immaterial amount of interest expense and penalties during the fiscal years ended January 27, 2018 and January 28, 2017.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

In the normal course of business, we are subject to examination by taxing authorities in U.S. Federal and U.S. state jurisdictions. The period subject to examination for our federal return is fiscal year 2015 and later and fiscal year 2014 and later for all major state tax returns. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust the provision for income tax in the period such resolution occurs.

10.    Commitments and Contingencies

Leases

We lease space for certain of our retail properties, our distribution center and corporate office pursuant to leases that expire at various dates through 2037. A number of the leases have renewal options for various periods of time at our discretion. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these properties. Certain leases require the payment of contingent rent based on a specified percentage of stores' gross sales, as defined in the lease agreement, and are subject to certain limitations. An immaterial amount of contingent rent was paid during the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016. Rent expense for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016 totaled approximately $83.4 million, $68.1 million and $52.3 million, respectively.

Future minimum annual rental commitments for all leases are as follows (in thousands):

	Capital	Operating	Financing
	Leases	Leases	Obligations	Total

2019	$203	$85,221	$1,799	$87,223
2020	203	89,636	1,814	91,653
2021	203	87,930	1,838	89,971
2022	203	86,460	1,870	88,533
2023	169	85,667	1,382	87,218
Thereafter	—	731,865	7,273	739,138
Total minimum lease payments	$981	$1,166,779	$15,976	$1,183,736
Less: amount representing interest	(70)
Present value of minimum lease payments	$911

Minimum future annual rent receivable under operating subleases as of January 27, 2018 is approximately $0.2 million. Lease rental income was approximately $0.2 million for each of the fiscal years ended January 27, 2018, January 28, 2017, and January 30, 2016.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

11.    Employee Benefit Plan

Effective October 1, 2014, we sponsor a 401(k) Savings Plan for eligible employees. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 18 years of age and has completed six months of service. Participants may elect to contribute up to 100% of their compensation on a pre-tax basis subject to Internal Revenue Service (“IRS”) limitations. In accordance with the provisions of the 401(k) Savings Plan, we make a safe harbor matching cash contribution to the account of each participant in an amount equal to 100% of the participant's pre-tax contributions that do not exceed 3% of the participant's considered annual compensation plus 50% of the participant's pre-tax contributions between 3% and 5% of the participant's considered annual compensation, which are also subject to regulatory limits. Matching contributions, and any actual earnings thereon, vest to the participants immediately. Our matching contribution expenses were $1.0 million, $0.8 million and $0.5 million for the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively.

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

On December 11, 2017, we completed a secondary offering in which certain of our existing stockholders sold an aggregate of 5,750,000 shares of our common stock (which included 750,000 shares subject to the underwriters' over-allotment option) at a price of $24.50 per share pursuant to an underwriting agreement dated December 6, 2017.

As of January 27, 2018, we had 500,000,000 shares of common stock authorized with a par value of $0.01, of which 61,423,398 were issued and outstanding. Additionally, as of January 27, 2018, we had 50,000,000 shares of preferred stock authorized with a par value of $0.01, of which no shares were issued and outstanding.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the calculation of basic and diluted earnings per share as follows (dollars in thousands, except share and per share data):

	Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016
Numerator:
Net income	$31,812	$27,066	$3,574

Denominator:
Weighted average common shares outstanding-basic	60,503,860	55,414,037	50,836,727
Effect of dilutive securities:
Stock options and restricted stock units	3,208,143	1,478,146	896,025
Weighted average common shares outstanding-diluted	63,712,003	56,892,183	51,732,752

Per common share:
Basic net income per common share	$0.53	$0.49	$0.07
Diluted net income per common share	$0.50	$0.48	$0.07

For the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, approximately 146,457, 1,514,168 and 2,900,239, respectively, of stock options were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

14.    Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 (Topic 718, “Compensation—Stock Compensation”), which requires all stock-based payments to employees, including grants of employee stock options and restricted stock units (“RSU”), to be recognized in the consolidated financial statements over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight-line basis over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of income.

We have two equity compensation plans (the “Equity Plans”) under which we grant equity awards: the GRD Holding I Corporation Stock Option Plan, as may be amended from time to time (the “2012 Option Plan”), and the At Home Group Inc. Equity Incentive Plan, which was subsequently amended and restated and approved by the Board in July 2016 (the “2016 Equity Plan”). Pursuant to the 2012 Option Plan, we have 5,648,525 shares of common stock reserved for the issuance of options to purchase shares. Any shares issued under the 2012 Option Plan that expire, are cancelled, or otherwise terminate without issuance of the shares shall again be available for issuance. At January 27, 2018, there were no shares available for future grant under the 2012 Option Plan.

In September 2015, we adopted the 2016 Equity Plan, which was subsequently amended and restated and approved by the Board in July 2016. Under the 2016 Equity Plan, equity awards may be made for up to 6,196,755 shares of our common stock. Subject to any adjustment as provided in the 2016 Plan, (i) up to 2,478,702 shares (the ‘‘IPO Bonus Pool’’) were issuable pursuant to awards granted under the 2016 Equity Plan to senior executives of the Company in connection with the consummation of our initial public offering and (ii) up to 3,718,053 shares may be issued pursuant to awards granted under the 2016 Equity Plan (other than the IPO Bonus Pool) (the "Post-IPO Share Pool"). At January 27, 2018, there were 3,547,096 shares available for future grant under the 2016 Plan.

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

	January 27,	January 28,	January 30,
	2018	2017	2016

Weighted-average expected volatility	57.7%	57.7%	40.5%
Expected dividend yield	—%	—%	—%
Weighted-average expected term (in years)	4.0	4.0	4.0
Weighted-average risk-free interest rate	2.0%	2.3%	1.1%

A summary of option activity under the Equity Plans as of January 27, 2018, and changes during the fiscal year then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Outstanding, beginning of year	8,081,141	$11.63
Granted	16,383	22.63
Exercised	(1,056,630)	9.87
Forfeited or expired	—	—
Outstanding, end of year	7,040,894	$11.92	5.45
Exercisable, end of year	5,471,280	$11.10	5.30

RSUs are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over one to four years. Awards are subject to employment for vesting and are not transferable other than upon death.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

A summary of the Company’s RSU activity and related information as of January 27, 2018, and changes during the fiscal year then ended, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of year	—	$—
Granted	212,125	21.44
Vested	—	—
Forfeited	(11,465)	22.63
Nonvested, end of year	200,660	$21.37

We recognized stock-based compensation expense related to stock options and RSUs of approximately $13.8 million, $9.4 million and $4.7 million during the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016, respectively.

As of January 27, 2018, there was approximately $6.3 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plans, which includes $2.5 million of remaining unrecognized compensation expense associated with the IPO grant to certain members of our senior management in connection with our initial public offering, that is expected to be recognized over a weighted-average period of 0.7 years and 3.0 years for option awards and RSUs, respectively.

15.    Quarterly Results of Operations (Unaudited)

Unaudited quarterly results of operations for the fiscal years ended January 27, 2018 and January 28, 2017 were as follows (in thousands, except per share data):

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$211,841	$232,065	$212,954	$293,668
Gross profit(1)	71,878	73,033	62,662	99,386
Operating income	21,319	20,256	9,316	36,470
Net income	10,049	9,533	2,375	9,855
Basic net income per common share(1)	0.17	0.16	0.04	0.16
Diluted net income per common share	$0.16	$0.15	$0.04	$0.15

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$172,079	$188,364	$170,678	$234,514
Gross profit(1)	58,306	62,050	51,395	75,730
Operating income	19,970	18,908	4,533	29,266
Loss on extinguishment of debt	—	—	2,715	—
Net income (loss)	7,326	6,338	(1,856)	15,258
Basic net income (loss) per common share(1)	0.14	0.12	(0.03)	0.25
Diluted net income (loss) per common share	$0.14	$0.12	$(0.03)	$0.25

(1)	The sum of the quarters does not equal the total fiscal year due to rounding.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16.    Subsequent Events

In February 2018, we sold four of our properties in Blaine, Minnesota; Fort Worth, Texas; Jackson, Mississippi; and Memphis, Tennessee for a total of $50.3 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.4 million, subject to annual escalations.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Balance Sheets

(in thousands, except share and per share data)

	January 27, 2018	January 28, 2017
Assets
Current assets:
Receivable from subsidiaries	$—	$7,265
Other current assets	7,486	—
Total current assets	7,486	7,265
Investment in subsidiaries	590,879	534,870
Total assets	$598,365	$542,135
Liabilities and Shareholders' Equity
Current liabilities:
Income taxes payable	$—	$7,265
Payable to subsidiaries	7,486	—
Total current liabilities	7,486	7,265
Noncurrent liabilities	—	—
Total liabilities	7,486	7,265
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 61,423,398 and 60,366,768 shares issued and outstanding, respectively	614	604
Additional paid-in capital	572,488	548,301
Retained earnings (accumulated deficit)	17,777	(14,035)
Total shareholders' equity	590,879	534,870
Total liabilities and shareholders' equity	$598,365	$542,135

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Statement of Income

(in thousands)

Fiscal Year Ended
	January 27, 2018	January 28, 2017	January 30, 2016

Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—

Operating expenses
Selling, general and administrative expenses	—	—	—
Depreciation and amortization	—	—	—
Total operating expenses	—	—	—

Operating income	—	—	—
Interest expense, net	—	—	—
Income before income taxes	—	—	—
Income tax provision	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income from subsidiaries	31,812	27,066	3,574
Net income	$31,812	$27,066	$3,574

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements

1.    Basis of Presentation

In the parent-company-only financial statements, At Home Group Inc.'s (“Parent”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because At Home Group Inc.'s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended January 27, 2018, January 28, 2017 and January 30, 2016.

2.    Guarantees and Restrictions

At Home Holding III Inc. (“At Home III”), a subsidiary of the Parent, and its indirect wholly-owned subsidiary, At Home Stores LLC, are co-borrowers (in such capacities, the “ABL Borrowers”) under the ABL Facility. As of January 27, 2018, we had $8.5 million of cash and cash equivalents and $77.8 million in borrowing availability under our ABL Facility, which provides commitments of up to $350.0 million for revolving loans and letters of credit, as of January 28, 2017. At Home Holding II Inc. (“Holdings”), the direct parent of At Home III, and its direct and indirect domestic subsidiaries (other than the ABL Borrowers and certain immaterial subsidiaries)(the “ABL Subsidiary Guarantors” and, together with Holdings, the “ABL Guarantors”) have guaranteed all obligations of the ABL Borrowers under the ABL Facility. In the event of a default under the ABL Facility, the ABL Borrowers and the Guarantors will be directly liable to the lenders under the ABL Facility. The ABL Facility, which matures on the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date (as such date may be extended) of the term loan entered into on June 5, 2015 under a first lien credit agreement, includes restrictions on the ability of ABL Borrowers and ABL Subsidiary Guarantors to incur additional liens and indebtedness, make investments and dispositions, pay dividends to Holdings or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the ABL Facility, the ABL Borrowers and the ABL Subsidiary Guarantors are permitted to pay dividends to Holdings, (a) so long as after giving effect to such payment, (i) availability is equal to or greater than 15% of the loan cap (i.e., the lesser of (x) the aggregate lender commitments under the ABL Facility and (y) the borrowing base) and (ii) if availability is less than 20% of the loan cap, the consolidated fixed charge coverage ratio is equal to or greater than 1.0 to 1.0, and (b) pursuant to certain other limited exceptions. As of January 27, 2018 and January 28, 2017, we were in compliance with all covenants under the ABL Facility.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a term loan in an original aggregate principal amount of $300.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 27, 2018. The Term Loan is prepayable without premium at our option, in whole or in part.

The Term Loan includes restrictions on the ability of the Borrower and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends to Holdings or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the First Lien Agreement, the Borrower is permitted to pay dividends to Holdings (a) up to an amount equal to, so long as immediately after giving effect thereto, no default or event of default has occurred and is continuing, (i) $10 million, plus (ii) a basket that builds based on $30 million, plus 50% of the Borrower's and its restricted subsidiaries' Consolidated Net Income (as defined in the First Lien Agreement) and certain other amounts, subject to various conditions including compliance with a

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements (Continued)

minimum cash interest coverage ratio of 2.0 to 1.0, plus (iii) an unlimited amount, subject to pro forma compliance with a 3.0 to 1.0 total leverage ratio and (b) in certain additional limited amounts, subject to certain limited exceptions. As of January 27, 2018 and January 28, 2017, we were in compliance with all covenants prescribed under the Term Loan.

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

We refer to the Term Loan and, until the repayment of the Second Lien Term Loan as described below, the Second Lien Term Loan, collectively as the “Term Loan Facilities”.

The Borrower used the net proceeds from the Term Loan Facilities in 2015 (i) to effect the refinancing of all outstanding indebtedness under our then-outstanding $360.0 million aggregate principal amount of 10.75% senior secured notes maturing on June 1, 2019 (the “Senior Secured Notes”), (ii) to pay fees and expenses in connection with the Term Loan Facilities and the redemption of the Senior Secured Notes, (iii) to repay certain amounts outstanding under the ABL Facility, and (iv) for general corporate purposes.

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

On October 31, 2017, our Registration Statement on Form S-3, pursuant to which we registered 50,582,545 shares of our common stock owned by our Sponsors, was declared effective by the SEC. On December 11, 2017, we completed a secondary offering in which our Sponsors sold an aggregate of 5,750,000 shares of our common stock (which included 750,000 shares subject to the underwriters’ over-allotment option) at a price of $24.50 per share. We did not sell any shares of our common stock in, or receive any proceeds from, this secondary offering.

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

10.1.7

Sixth Amendment to Credit Agreement, dated June 2, 2017, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly‑owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.7 to the Registrant's Quarterly Report filed on June 7, 2017 (File No.001-37849)).

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

Exhibit No.	Exhibit Description
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

Exhibit No.	Exhibit Description
10.20†

At Home Group Inc. Form of Nonqualified Stock Option Award Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2016 (File No. 001-37849)).

10.21†

Form of Employment Agreement entered into by and between At Home Stores LLC (f/k/a Garden Ridge Corporation) and certain executive officers of the Company (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report filed on April 5, 2017 (File No.001-37849)).

10.22†

At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Director Form) (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report filed on September 6, 2017 (File No.001-37849)).

10.23†*	At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Standard Form).

10.24†*	At Home Group Inc. Form of Nonstatutory Stock Option Notice of Grant and Award Agreement (Time-Vesting).

10.25+

Co-Brand and Private Label Consumer Credit Card Agreement, dated September 7, 2016, by and among At Home Stores LLC and Synchrony Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to its Quarterly Report filed on April 5, 2017 (File No. 001-37849)).

10.25.1

First Amendment To Program Agreement, dated July 7, 2017, by and among At Home Stores LLC and Synchrony Bank (incorporated by reference to Exhibit 10.1.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2017 (File No. 001-37849)).

10.26†*	Form of Employment Agreement with At Home RMS Inc. to be used for employment agreements entered into on or after March 23, 2018 with certain executive officers of At Home Group Inc.

21.1*	List of subsidiaries of At Home Group Inc.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

23.2*	Consent of Buxton Company.

23.3*	Consent of Cooper Roberts Research, Inc.

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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Exhibit Description
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

†Indicates management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

+     Confidential treatment has been requested with respect to certain portions of this Exhibit. Confidential portions of this Exhibit have been redacted and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

Date: March 23, 2018	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis L. Bird III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2018
Lewis L. Bird III

/s/ Judd T. Nystrom	Chief Financial Officer (Principal Financial Officer)	March 23, 2018
Judd T. Nystrom

/s/ Becky Haislip	Chief Accounting Officer (Principal Accounting Officer)	March 23, 2018
Becky Haislip

/s/ Martin C. Eltrich, III	Director	March 23, 2018
Martin C. Eltrich, III

/s/ Brian R. Hoesterey	Director	March 23, 2018
Brian R. Hoesterey

/s/ Geoffrey G. Clark	Director	March 23, 2018
Geoffrey G. Clark

/s/ Allen I. Questrom	Director	March 23, 2018
Allen I. Questrom

/s/ Wendy A. Beck	Director	March 23, 2018
Wendy A. Beck

/s/ Larry D. Stone	Director	March 23, 2018
Larry D. Stone

/s/ Philip L. Francis	Director	March 23, 2018
Philip L. Francis

/s/ Elisabeth B. Charles	Director	March 23, 2018
Elisabeth B. Charles