Form 10-Q
period 2018-04-28
At Home Group Inc.
filed 2018-06-07
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2018

or

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

There were 62,849,640 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 4, 2018.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “should” or “vision”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, our expected new store openings, our real estate strategy, growth targets and potential growth opportunities and future capital expenditures, estimates of expenses we may incur in connection with equity incentive awards to management, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic factors that may materially adversely affect our business, revenue and profitability;
•	volatility or disruption in the financial markets;
•	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
•	our ability to successfully implement our growth strategy on a timely basis or at all;
•	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
•	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
•	risks related to our imported merchandise;
•	adverse events, including weather impacts, in the geographical regions in which we operate;
•	risks associated with leasing substantial amounts of space;
•	risks associated with our sale-leaseback strategy;
•	the highly competitive retail environment in which we operate;
•	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
•	our dependence upon the services of our management team and our buyers;
•	the failure to attract and retain quality employees;
•	difficulties with our vendors;
•	the seasonality of our business;
•	fluctuations in our quarterly operating results;
•	the failure or inability to protect our intellectual property rights;
•	risks associated with third-party claims that we infringe upon their intellectual property rights;
•	increases in commodity prices and supply chain costs;
•	the need to make significant investments in advertising, marketing or promotions;
•	the success of any investment in online services or e-commerce activities that we may launch;
•	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
•	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
•	unauthorized disclosure of sensitive or confidential customer information;
•	regulatory or litigation developments;

•	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
•	inadequacy of our insurance coverage;
•	our substantial dependence upon our reputation and positive perceptions of At Home;
•	the potential negative impact of changes to our accounting policies, rules and regulations;
•	changes to the U.S. tax laws and changes in our effective tax rate;
•	our control by an investment group led by certain affiliates of AEA Investors LP and Starr Investment Holdings, LLC (collectively, the “Sponsors”); and
•

other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the SEC on March 23, 2018, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	April 28, 2018	January 27, 2018	April 29, 2017
Assets
Current assets:
Cash and cash equivalents	$13,532	$8,525	$10,576
Inventories, net	283,107	269,844	252,116
Prepaid expenses	9,239	7,911	6,939
Other current assets	9,234	14,653	5,216
Total current assets	315,112	300,933	274,847
Property and equipment, net	528,710	466,263	375,541
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	1,868	1,978	1,081
Restricted cash	2,515	—	564
Noncurrent deferred tax asset	39,277	33,561	40,516
Other assets	736	316	407
Total assets	$1,459,408	$1,374,241	$1,264,146
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$76,194	$79,628	$63,687
Accrued and other current liabilities	92,758	89,499	73,095
Revolving line of credit	183,500	162,000	126,800
Current portion of deferred rent	10,512	9,072	7,291
Current portion of long-term debt and financing obligations	3,600	3,474	3,664
Income taxes payable	1,583	—	13,442
Total current liabilities	368,147	343,673	287,979
Long-term debt	289,397	289,902	299,403
Financing obligations	28,152	19,690	19,882
Deferred rent	147,605	124,054	105,959
Other long-term liabilities	5,508	6,043	2,715
Total liabilities	838,809	783,362	715,938
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 62,354,101, 61,423,398 and 60,366,768 shares issued and outstanding, respectively	624	614	604
Additional paid-in capital	583,837	572,488	551,590
Retained earnings (accumulated deficit)	36,138	17,777	(3,986)
Total shareholders' equity	620,599	590,879	548,208
Total liabilities and shareholders' equity	$1,459,408	$1,374,241	$1,264,146

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017

Net sales	$256,161	$211,841
Cost of sales	170,917	139,963
Gross profit	85,244	71,878

Operating expenses
Selling, general and administrative expenses	59,465	49,141
Depreciation and amortization	1,579	1,418
Total operating expenses	61,044	50,559

Operating income	24,200	21,319
Interest expense, net	5,778	4,886
Income before income taxes	18,422	16,433
Income tax provision	61	6,384
Net income	$18,361	$10,049

Earnings per share:
Net income per common share:
Basic	$0.30	$0.17
Diluted	$0.28	$0.16
Weighted average shares outstanding:
Basic	61,758,330	60,366,768
Diluted	65,889,163	62,265,248

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017
Operating Activities
Net income	$18,361	$10,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,456	10,836
Loss (gain) on disposal of fixed assets	31	(18)
Non-cash interest expense	501	465
Amortization of deferred gain on sale-leaseback	(1,978)	(1,468)
Deferred income taxes	(5,716)	219
Stock-based compensation	2,128	3,289
Changes in operating assets and liabilities
Inventories	(13,264)	(8,321)
Prepaid expenses and other current assets	4,091	(3,088)
Other assets	(420)	142
Accounts payable	(5,263)	3,335
Accrued liabilities	(9,117)	(4,711)
Income taxes payable	1,583	6,177
Deferred rent	4,315	3,944
Net cash provided by operating activities	6,708	20,850
Investing Activities
Purchase of property and equipment	(78,587)	(40,897)
Net proceeds from sale of property and equipment	49,637	18
Net cash used in investing activities	(28,950)	(40,879)
Financing Activities
Payments under lines of credit	(131,000)	(74,476)
Proceeds from lines of credit	152,500	99,701
Payments on financing obligations	(139)	(34)
Payments on long-term debt	(828)	(1,596)
Proceeds from exercise of stock options	9,231	—
Net cash provided by financing activities	29,764	23,595
Increase in cash, cash equivalents and restricted cash	7,522	3,566
Cash, cash equivalents and restricted cash, beginning of period	8,525	7,574
Cash, cash equivalents and restricted cash, end of period	$16,047	$11,140

Supplemental Cash Flow Information
Cash paid for interest	$5,033	$7,902
Cash (received) paid for income taxes	$(160)	$191
Supplemental Information for Non-cash Investing and Financing Activities
Increase in current liabilities of property and equipment	$13,670	$4,123
Property and equipment reduction due to sale leaseback	$(26,982)	$—
Property and equipment acquired under capital lease	$—	$1,000
Property and equipment additions due to build-to-suit lease transactions	$8,660	$—

See Notes to Condensed Consolidated Financial Statements.

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

The condensed consolidated balance sheets as of April 28, 2018 and April 29, 2017, the condensed consolidated statements of income for the thirteen weeks ended April 28, 2018 and April 29, 2017 and the condensed consolidated statements of cash flows for the thirteen weeks ended April 28, 2018 and April 29, 2017 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 27, 2018 has been derived from the audited financial statements for the fiscal year then ended included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 27, 2018 and January 28, 2017 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “first fiscal quarter 2019” relate to the thirteen weeks ended April 28, 2018 and references to “first fiscal quarter 2018” relate to the thirteen weeks ended April 29, 2017.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the condensed consolidated financial statements and the accompanying notes.

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended April 28, 2018 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents reserved for a specific purpose that is not readily available for immediate or general business use. Our restricted cash balance as of April 28, 2018 consists primarily of cash equivalents held for use in the purchase of property and equipment.

Recent Accounting Pronouncements

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

Recently Adopted Accounting Standards

On January 28, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04” and together with ASU 2014-09, the “New Revenue Standard” or “ASC 606”) using the full retrospective method. For more information, see Note 2 – Revenue Recognition.

On January 28, 2018, we adopted ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”) using the required retrospective transition method.  This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	April 28, 2018	January 27, 2018	April 29, 2017	January 28, 2017

Cash and cash equivalents	$13,532	$8,525	$10,576	$7,092
Restricted cash	2,515	—	564	482
Cash, cash equivalents and restricted cash	$16,047	$8,525	$11,140	$7,574

2.    Revenue Recognition

On January 28, 2018, we adopted ASU 2014-09 using the retrospective transition method.  ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Results for all reporting periods presented include the impact of the new guidance under ASU 2014-09, including prior periods that have been recast to reflect the estimated cost of returned assets within other current assets rather than netted with our sales returns reserve within other current liabilities. The adoption of ASU 2014-09 did not impact opening retained earnings as of January 28, 2018 and did not have a material impact on revenues recognized for the thirteen weeks ended April 28, 2018.

The adoption of ASU 2014-09 had the following impact on our condensed consolidated balance sheets as of January 27, 2018 and April 29, 2017 (in thousands):

	Condensed Consolidated Balance Sheet as of January 27, 2018
		New Revenue
	As Reported	Standard	As Recast

Other current assets	$13,701	$952	$14,653
Total current assets	299,981	952	300,933
Total assets	1,373,289	952	1,374,241
Accrued and other current liabilities	88,547	952	89,499
Total current liabilities	342,721	952	343,673
Total liabilities	782,410	952	783,362
Total liabilities and shareholders' equity	1,373,289	952	1,374,241

	Condensed Consolidated Balance Sheet as of April 29, 2017
		New Revenue
	As Reported	Standard	As Recast

Other current assets	$4,217	$999	$5,216
Total current assets	273,848	999	274,847
Total assets	1,263,147	999	1,264,146
Accrued and other current liabilities	72,096	999	73,095
Total current liabilities	286,980	999	287,979
Total liabilities	714,939	999	715,938
Total liabilities and shareholders' equity	1,263,147	999	1,264,146

The adoption of ASU 2014-09 had the following impact on our condensed consolidated statement of cash flows for the thirteen weeks ended April 29, 2017 (in thousands):

	Condensed Consolidated Statement of Cash Flows
	Thirteen Weeks Ended April 29, 2017
		New Revenue
	As Reported(a)	Standard	As Recast

Prepaid expenses and other current assets	$(3,166)	$78	$(3,088)
Accrued liabilities	(4,633)	(78)	(4,711)
Net cash provided by operating activities	20,850	—	20,850

(a)	Accrued liabilities have been reclassified in the prior period to conform with the current period presentation as discussed in Note 1 – Summary of Significant Accounting Policies.

We sell a broad assortment of home décor, including home furnishings and accent décor, and recognize revenue when the customer takes possession or control of goods at the time the sale is completed at the store register. Accordingly, we implicitly enter into a contract with customers at the point of sale. In addition to retail store sales, we also generate revenue through the sale of gift cards and through incentive arrangements associated with our credit card program.

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017

Home furnishings	52%	53%
Accent décor	44	44
Other	4	3
Total	100%	100%

Contract liabilities are recognized primarily for gift card sales. Cash received from the sale of gift cards is recorded as a contract liability in accrued and other current liabilities, and we recognize revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying an estimated breakage rate that takes into account historical patterns of redemptions and deactivations of gift cards.

We recognized approximately $3.6 million and $2.7 million in gift card redemption revenue for the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended April 28, 2018 and April 29, 2017. Of the total gift card redemption revenue, $1.4 million and $1.5 million for the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $5.8 million,  $5.8 million and $4.0 million as of April 28, 2018, January 27, 2018 and April 29, 2017, respectively, which are included in accrued and other current liabilities.  Gift card redemption and breakage revenue for the thirteen weeks ended April 28, 2018 and April 29, 2017 and gift card liability as of April 28, 2018, January 27, 2018 and April 29, 2017 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605. We will continue to monitor future quarters for materiality.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the thirteen weeks ended April 28, 2018, we recorded an immaterial amount of income from our credit card program within net sales when earned.

Our credit card program includes a loyalty component that allows for customers to earn points for qualifying purchases. Upon reaching specified levels, points are redeemed for certificates usable at our stores. As there are no directly observable selling prices for these points, we are required  to account for the points using a relative fair value approach. During the thirteen weeks ended April 28, 2018, we recorded an immaterial amount for the deferral of revenues related to our loyalty program as a reduction of revenues.

Customers may return purchased items for an exchange or refund. Historically, the sales returns reserve was presented net of cost of sales in other current liabilities and based primarily on historical trends and sales performance. ASU 2014-09 also specifies that the balance sheets should reflect both a liability with respect to the refund obligation and an asset representing the right to the returned goods on a gross basis. In adopting ASU 2014-09, we utilized the expected value methodology in which different scenarios including current sales return data and historical quarterly sales return rates are used to develop an estimated sales return rate. During the fiscal year ended January 27, 2018, we utilized the practical expedient provided under ASU 2014-09 to assess all sales on a portfolio basis, as this did not yield materially different results from the actual sales returns. As such,  we now present the sales returns reserve within other current liabilities and the estimated value of the inventory that will be returned within other current assets in the condensed consolidated balance sheets. The components of the sales returns reserve reflected in the condensed consolidated balance sheets consist of the following (in thousands):

	April 28,	January 27,	April 29,
	2019	2018	2017

Accrued and other current liabilities	$3,332	$2,023	$2,365
Other current assets	1,429	952	999
Sales returns reserve, net	$1,903	$1,071	$1,366

3.    Fair Value Measurements

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

At April 28, 2018, the fair value of our fixed rate mortgage due August 22, 2022 approximated the carrying value of $6.1 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

4.    Sale-Leaseback Transactions

In February 2018, we sold four of our properties in Blaine, Minnesota; Fort Worth, Texas; Jackson, Mississippi; and Memphis, Tennessee for a total of $50.3 million, resulting in a net gain of $22.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.4 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, or February 2033.

5.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	April 28,	January 27,	April 29,
	2019	2018	2017

Inventory in-transit	$10,496	$14,618	$13,620
Accrued payroll and other employee-related liabilities	5,858	16,917	4,575
Accrued taxes, other than income	15,500	11,680	13,370
Accrued interest	4,418	4,173	327
Insurance liabilities	3,648	3,391	3,470
Gift card liability	5,800	5,787	4,028
Construction costs	19,947	9,661	10,169
Accrued inbound freight	9,132	10,796	9,110
Other	17,959	12,476	14,426
Total accrued liabilities	$92,758	$89,499	$73,095

6.    Revolving Line of Credit

Interest on borrowings under our $350.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%,  plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 3.50% and 2.30% during the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively.

We have amended the agreement governing the ABL Facility (the “ABL Credit Agreement”) from time to time. After giving effect to such amendments, as of April 28, 2018, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

As of April 28, 2018, approximately $183.5 million was outstanding under the ABL Facility, approximately $0.6 million in face amount of letters of credit had been issued and we had availability of approximately $80.9 million. As of April 28, 2018, we were in compliance with all covenants prescribed in the ABL Facility.

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 28,	January 27,	April 29,
	2019	2018	2017

Term Loan	$291,750	$292,500	$294,000
Note payable, bank (a)	6,073	6,108	6,002
Obligations under capital leases	867	911	9,700
Total debt	298,690	299,519	309,702
Less: current maturities	3,319	3,316	3,521
Less: unamortized deferred debt issuance costs	5,974	6,301	6,778
Long-term debt	$289,397	$289,902	$299,403

(a)	Matures August 22, 2022; $34,483 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of the Borrower, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan (the “Term Loan”), which amount was borrowed on June 5, 2015. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen weeks ended April 28, 2018. The Term Loan is prepayable, in whole or in part, without premium at our option.

On July 27, 2017, the Borrower entered into a First Amendment to the First Lien Agreement to permit the incurrence of additional indebtedness pursuant to the ABL Amendment and to make certain technical changes to conform to the terms of the ABL Amendment.

8.    Related Party Transactions

As of April 28, 2018,  certain affiliates of AEA Investors LP (collectively “AEA”) and Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”) own approximately 61% of our outstanding common stock.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman of the Board, Chief Executive Officer and President. During the thirteen weeks ended April 28, 2018 and April 29, 2017, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During each of the thirteen weeks ended April 28, 2018 and April 29, 2017, we paid MMI approximately $0.2 million  for fixtures, furniture and equipment and design related services.

9.    Income Taxes

On December 22, 2017, federal tax reform legislation, known as the Tax Cuts and Jobs Act, was enacted by the U.S. government (the “Tax Act”). The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, (i) reducing the maximum U.S. federal corporate income tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitation of net operating loss carryforwards generated in tax years beginning after December 31, 2017. As such, for the fiscal year ended January 26, 2019, the statutory federal corporate income tax rate is 21.0%.

In December of 2017, the Securities and Exchange Commission staff issued State Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was enacted in the fourth fiscal quarter 2018 (and ongoing guidance and accounting interpretations are expected through December of 2018), we consider the accounting of deferred tax re-measurements and other items, such as cost recovery and state tax considerations, to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions for fiscal years 2019 and 2018. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Our effective tax rate for the thirteen weeks ended April 28, 2018 was 0.3% compared to 38.9 % for the thirteen weeks ended April 29, 2017. The effective tax rate for the thirteen weeks ended April 28, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $4.2 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended April 29, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes as well as a strategic restructuring that impacted deferred tax assets.

10.    Commitments and Contingencies

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11.    Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen weeks ended April 28, 2018 and April 29, 2017 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017
Numerator:
Net income	$18,361	$10,049

Denominator:
Weighted average common shares outstanding-basic	61,758,330	60,366,768
Effect of dilutive securities:
Stock options and restricted stock units	4,130,833	1,898,480
Weighted average common shares outstanding-diluted	65,889,163	62,265,248

Per common share:
Basic net income per common share	$0.30	$0.17
Diluted net income per common share	$0.28	$0.16

For the thirteen weeks ended April 28, 2018 and April 29, 2017, approximately 205,882 and 2,743,140, respectively, of stock options were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

12.    Stock-Based Compensation

On April  3, 2018, we made a grant of 663,247 options to members of our senior management team and 49,189 restricted stock units to our independent directors and members of our senior management team under the At Home Group Inc. Equity Incentive Plan (the “2016 Equity Plan”). Non-cash stock-based compensation expense associated with the grant of options will be approximately $8.5 million, which will be expensed over the requisite service period of three to four years. Non-cash stock-based compensation expense associated with the grant of restricted stock units will be approximately $1.5 million, which will be expensed over the requisite service period of one to three years. Forfeiture assumptions for the grants were estimated based on historical experience.

13.    Subsequent Events

In June 2018, our Board of Directors approved a grant of 1.5 million options to Chairman and Chief Executive Officer, Lewis L. Bird III. The options vest immediately upon the June 12, 2018 grant date. However, the shares resulting from the exercise of the options will be generally subject to transfer restrictions that lapse on the fourth anniversary of the date of grant, subject to certain service conditions. In addition, the Board of Directors approved a grant of options with an aggregate grant date fair value in an amount to compensate Mr. Bird for the difference in our share price on June 12, 2018 as compared to our share price on April 3, 2018 when annual equity awards were granted to other Company senior executives. As a result of the immediate vesting of these awards, non-cash stock-based compensation expense will be fully recognized in the second quarter of fiscal 2019.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of At Home Group Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018 (the “Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the Annual Report, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to At Home Group Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019 and references herein to “fiscal year 2018” relate to the 52 weeks ended January 27, 2018. References herein to “the first fiscal quarter 2019” and “the first fiscal quarter 2018” relate to the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively.

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

As of April 28, 2018, our store base is comprised of 156 large format stores across 34 states, averaging approximately 110,000 square feet per store. Over the past five completed fiscal years we have opened 98 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our inventory management and distribution systems, financial and management controls and information systems. We will also be required to hire, train and retain store management and store personnel, which, together with increased marketing costs, can affect our operating margins.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past five fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, we implemented a merchandise planning system and upgraded our inventory allocation system to better manage the flow of inventory for each store and corresponding customer base, and we have recently begun to make investments relating to a second distribution center in Pennsylvania that we currently plan to open in fiscal year 2020. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

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

Recent Developments

In June 2018, our Board of Directors approved a grant of 1.5 million options to Chairman and Chief Executive Officer, Lewis L. Bird III. The options vest immediately upon the June 12, 2018 grant date. However, the shares resulting from the exercise of the options will be generally subject to transfer restrictions that lapse on the fourth anniversary of the date of grant, subject to certain service conditions. In addition, the Board of Directors approved a grant of options with an aggregate grant date fair value in an amount to compensate Mr. Bird for the difference in our share price on June 12, 2018 as compared to our share price on April 3, 2018 when annual equity awards were granted to other Company senior executives. As a result of the immediate vesting of these awards, non-cash stock-based compensation expense will be fully recognized in the second quarter of fiscal 2019. For further information regarding this equity incentive award, see “Item 5. Other Information”.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth, and anticipate that marketing expense for fiscal 2019 will increase to approximately 3% of net sales. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering will result in incremental non-cash stock-based compensation expense of approximately $20.0 million, which is being expensed over the derived service period that began in the third quarter of fiscal 2017 and continuing into the third quarter of fiscal 2019.

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

Adjusted EBITDA is defined as net income before interest expense, net, loss from early extinguishment of debt, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net income, adjusted for impairment charges, loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the federal income tax impact associated with the special one-time initial public offering bonus stock option exercises, transaction costs related to our initial public offering and the registration and sale of shares of our common stock on behalf of our Sponsors, losses incurred due to the modification of debt and tax impacts associated with the federal tax reform legislation enacted on December 22, 2017 (the “Tax Act”). We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017

Statement of Operations Data:
Net sales	$256,161	$211,841
Cost of sales	170,917	139,963
Gross profit	85,244	71,878
Operating expenses
Selling, general and administrative expenses	59,465	49,141
Depreciation and amortization	1,579	1,418
Total operating expenses	61,044	50,559
Operating income	24,200	21,319
Interest expense, net	5,778	4,886
Income before income taxes	18,422	16,433
Income tax provision	61	6,384
Net income	$18,361	$10,049
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	66.7%	66.1%
Gross profit	33.3%	33.9%
Operating expenses
Selling, general and administrative expenses	23.2%	23.2%
Depreciation and amortization	0.6%	0.7%
Total operating expenses	23.8%	23.9%
Operating income	9.4%	10.1%
Interest expense, net	2.3%	2.3%
Income before income taxes	7.2%	7.8%
Income tax provision	0.0%	3.0%
Net income	7.2%	4.7%
Operational Data:
Total stores at end of period	156	129
New stores opened	9	7
Comparable store sales	0.9%	5.8%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$68,150	$59,077
Store-level Adjusted EBITDA margin(2)	26.6%	27.9%
Adjusted EBITDA(2)	$42,203	$37,376
Adjusted EBITDA margin(2)	16.5%	17.6%
Adjusted Net Income(3)	$20,125	$11,712

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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our ABL Facility (defined therein as “Consolidated EBITDA”) and our Term Loan (defined therein as “Consolidated Cash EBITDA”). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of costs associated with new store openings and certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions. Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017

Net income	$18,361	$10,049
Interest expense, net	5,778	4,886
Income tax provision	61	6,384
Depreciation and amortization(a)	11,456	10,836
EBITDA	$35,656	$32,155
Consulting and other professional services(b)	2,348	1,554
Stock-based compensation expense(c)	832	570
Stock-based compensation related to special one-time IPO bonus grant(d)	1,296	2,719
Non-cash rent(e)	1,657	468
Other(f)	414	(90)
Adjusted EBITDA	$42,203	$37,376
Costs associated with new store openings(g)	3,739	3,959
Corporate overhead expenses(h)	22,208	17,742
Store-level Adjusted EBITDA	$68,150	$59,077

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of income.

(b)

Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) charges incurred in connection with the sale of shares of our common stock on behalf of our Sponsors.

(c)

Non-cash stock-based compensation related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors.

(d)

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

(e)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(2.0) million and $(1.5) million during the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(f)

Other adjustments include amounts our management believes are not representative of our ongoing operations, including a payroll tax expense of $0.3 million related to the exercise of stock options for the thirteen weeks ended April  28, 2018.

(g)

Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened nine and seven new stores during the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively.

(h)

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

(3)	The following table reconciles our net income to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017

Net income as reported	$18,361	$10,049
Adjustments:
Stock-based compensation related to special one-time IPO bonus grant(a)	1,296	2,719
Payroll tax expense related to special one-time IPO bonus stock option exercises(b)	11	—
Transaction costs(c)	522	—
Tax impact of adjustments to net income(d)	(11)	(1,056)
Tax impact related to special one-time IPO bonus stock option exercises(e)	(54)	—
Adjusted Net Income	$20,125	$11,712

(a)

Non-cash stock-based compensation associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The grant was made in addition to the ongoing equity incentive program that we have in place to incentivize and retain management and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for our Sponsors.

(b)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(c)	Charges incurred in connection with the sale of shares of our common stock on behalf of our Sponsors, which we do not consider in our evaluation of our ongoing performance.

(d)

Represents the tax impact associated with the adjusted expenses. The effective tax rate of 0.3% for the thirteen weeks ended April 28, 2018 was adjusted to 0.6% to exclude the tax impact of stock option exercises associated with the IPO grant. The effective tax rate for the thirteen weeks ended April 29, 2017 was 38.9%.

(e)	Represents the federal income tax impact related to stock option exercises associated with the IPO grant.

Thirteen Weeks Ended April 28, 2018 Compared to Thirteen Weeks Ended April 29, 2017

Net Sales

Net sales increased $44.4 million, or 20.9%, to $256.2 million for the thirteen weeks ended April 28, 2018 from $211.8 million for the thirteen weeks ended April 29, 2017. The increase was primarily driven by approximately $42.7 million of incremental revenue from the net addition of 27 new stores opened since April 29, 2017 as well as the addition of a number of stores that were opened prior to April 29, 2017 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The remaining $1.7 million increase in net sales is attributable to comparable store sales, which increased 0.9% during the thirteen weeks ended April 28, 2018, driven primarily by our merchandising and marketing initiatives and was partially offset by the impact of adverse weather conditions for the thirteen weeks ended April 28, 2018.

Cost of Sales

Cost of sales increased $30.9 million, or 22.1%, to $170.9 million for the thirteen weeks ended April 28, 2018 from $140.0 million for the thirteen weeks ended April 29, 2017. This increase was primarily driven by the 20.9% increase in net sales for the thirteen weeks ended April 28, 2018 compared to the thirteen weeks ended April 29, 2017, which resulted in a $20.5 million increase in merchandise costs. In addition, during the thirteen weeks ended April 28, 2018, we recognized a $0.5 million increase in depreciation and amortization and a $7.0 million increase in store occupancy costs, in each case as a result of new store openings since April 29, 2017.

Gross Profit and Gross Margin

Gross profit was $85.2 million, or 33.3% of net sales, for the thirteen weeks ended April 28, 2018, an increase of $13.3 million from $71.9 million, or 33.9% of net sales, for the thirteen weeks ended April 29, 2017. The increase in gross profit was primarily driven by increased sales volume from the net addition of 27 new stores opened since April 29, 2017 as well as a 0.9% increase in comparable store sales. Gross margin decreased 60 basis points during the thirteen weeks ended April 28, 2018 when compared to the thirteen weeks ended April 29, 2017.  The decrease was primarily driven by increased occupancy costs resulting from (i) our first fiscal quarter 2019 and third fiscal quarter 2018 sale-leaseback transactions and (ii) increased snow removal expenses related to adverse weather conditions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.5 million for the thirteen weeks ended April 28, 2018 compared to $49.1 million for the thirteen weeks ended April 29, 2017, an increase of $10.4 million or 21.0%. As a percentage of sales, SG&A remained consistent for the thirteen weeks ended April 28, 2018  and April 29, 2017 at 23.2%, primarily due to a decrease in stock-based compensation expenses associated with the special one-time IPO bonus grant issued under the 2016 Equity Plan and a decrease in store pre-opening costs due to the timing of new store openings which was offset by increased marketing and advertising expenses. SG&A expenses include corporate overhead expenses, which represented $2.4 million of the increase, primarily attributable to increased payroll expenses to support our growth strategies and transaction costs related to our secondary offering. SG&A expenses also include expenses related to store operations, which represented $4.3 million of the increase, primarily driven by additional headcount for our new stores.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $9.4 million for the thirteen weeks ended April 28, 2018 compared to $5.7 million for the thirteen weeks ended April 29, 2017, an increase of $3.7 million or 64.6%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.2 million and $0.4 million for the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively.

Interest Expense, Net

Interest expense, net increased to $5.8 million for the thirteen weeks ended April 28, 2018 from $4.9 million for the thirteen weeks ended April 29, 2017, an increase of $0.9 million. The increase in interest expense is primarily due to increased borrowings under our ABL Facility to support our growth strategies in addition to increases in the average interest rates applicable to our variable rate debt during the period. The effective interest rate for the ABL Facility was approximately 3.50% and 2.30% during the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively

Income Tax Provision

Income tax expense was $0.1 million for the thirteen weeks ended April 28, 2018 compared to income tax expense of $6.4 million for the thirteen weeks ended April 29, 2017. The effective tax rate for the thirteen weeks ended April 28, 2018 was 0.3% compared to 38.9% for the thirteen weeks ended April 29, 2017.  The effective tax rate for the thirteen weeks ended April 28, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $4.2 million of excess tax benefit realized related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended April 29, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes as well as a planned restructuring that impacted deferred tax assets.

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

As of April 28, 2018, we had $13.5 million of cash and cash equivalents and $80.9 million in borrowing availability under our ABL Facility. At that date, there were $0.6 million in face amount of letters of credit that had been issued under the ABL Facility.  The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan (as described in “—Term Loan”). The interest rates on the Term Loan is variable; based on LIBOR rates in effect at April 28, 2018, our obligations under the Term Loan bore interest at a rate of 5.3%. The Term Loan is repayable in equal quarterly installments of approximately $0.8 million.

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

In February 2018, we sold four of our properties in Blaine, Minnesota; Fort Worth, Texas; Jackson, Mississippi; and Memphis, Tennessee for a total of $50.3 million, resulting in a net gain of $22.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.4 million, subject to annual escalations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirteen Weeks Ended
	April 28, 2018	April 29, 2017

Net Cash Provided by Operating Activities	$6,708	$20,850
Net Cash Used in Investing Activities	(28,950)	(40,879)
Net Cash Provided by Financing Activities	29,764	23,595
Net Increase in Cash, Cash Equivalents and Restricted Cash	7,522	3,566

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $6.7 million for the thirteen weeks ended April 28, 2018 compared to net cash provided by operating activities of $20.9 million for the thirteen weeks ended April 29, 2017. The $14.2 million decrease in cash provided by operating activities was primarily due to a change in the timing of payments for accounts payable and accrued liabilities resulting in a $13.0 million decrease and a $4.9 million increase in purchases of merchandise inventories, which was partially offset by a $2.9 million decrease in cash paid for interest and a $2.9 million increase in operating income.

Net Cash Used in Investing Activities

Net cash used in investing activities was $29.0 million for the thirteen weeks ended April 28, 2018 compared to $40.9 million for the thirteen weeks ended April 29, 2017. The $11.9 million decrease in cash used in investing activities was driven by a decrease in net capital expenditures resulting from the proceeds of a $50.3 million sale-leaseback transaction that occurred in February 2018. Capital expenditures of $78.6 million for the thirteen weeks ended April 28, 2018 consisted of $74.3 million invested in new store growth with the remaining $4.3 million primarily related to investments in information technology and existing stores. Capital expenditures of $40.9 million for the thirteen weeks ended April 29, 2017 consisted of $38.9 million invested in new store growth with the remaining $2.0 million primarily related to investments in information technology, our distribution center and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $29.8 million for the thirteen weeks ended April 28, 2018 compared to $23.6 million for the thirteen weeks ended April 29, 2017, an increase of $6.2 million primarily due to proceeds from the exercise of stock options of $9.2 million, which was partially offset by a  $3.7 million decrease in net borrowings under our ABL Facility.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our condensed consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of April 28, 2018, we have not derecognized any landlord assets or associated financing obligations.

Term Loan

On June 5, 2015, At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), certain indirect subsidiaries of the Borrower, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for the Term Loan in an original aggregate principal amount of $300.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 27, 2018. The Term Loan is prepayable, in whole or in part, without premium at our option.

The Term Loan permits us to add one or more incremental term loans up to $50.0 million plus additional amounts subject to our compliance with a first lien net leverage ratio test. The first lien net leverage ratio test is calculated using Adjusted EBITDA, which is defined as “Consolidated EBITDA” under our credit agreement.

The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of April 28, 2018 and April 29, 2017, we were in compliance with all covenants prescribed under the Term Loan.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 3.50% and 2.30% during the thirteen weeks ended April 28, 2018 and April 29, 2017, respectively.

As of April 28, 2018, approximately $183.5 million was outstanding under the ABL Facility, approximately $0.6 million in face amount of letters of credit had been issued and we had availability of approximately $80.9 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of April 28, 2018 and April 29, 2017, we were in compliance with all covenants under the ABL Facility.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is included in Note 1 to the annual consolidated financial statements included in the Annual Report. Except as described below, there have been no significant changes in the critical accounting policies and estimates described in the Annual Report. See also “Note 1 – Summary of Significant Accounting Policies” and “Note 2 – Revenue Recognition” to our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of April 28, 2018, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $4.8 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended April 28, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the SEC on March 23, 2018 which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Equity Incentive Grants to Chief Executive Officer

On June 7, 2018, the Board of Directors (the “Board”) of the Company approved granting to Lewis L. Bird III, the Company’s Chairman and Chief Executive Officer, a special nonqualified stock option award (the “CEO Special Option Grant”) with a grant date of June 12, 2018 (the “Date of Grant”), which is the day on which the Company’s trading window period opens. Pursuant to the CEO Special Option Grant, Mr. Bird has the right to purchase a number of shares of the Company’s common stock equal to the sum of (i) 1,500,000 shares plus (ii) a number of shares of common stock having a fair value (as estimated using the Black Scholes option pricing model) as of the Date of Grant, as determined by the Board, equal to the product of (x) 1.5 million and (y) the amount by which the fair market value of a share of common stock on the Date of Grant exceeds $31.56, which is the fair market value of a share of common stock on April 3, 2018, the date on which certain options were granted to other Company management team members. The options granted under the CEO Special Option Grant will have a strike price equal to the closing price per share of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the Date of Grant. Following this award, the Board does not intend to provide annual equity grants to Mr. Bird for the next four years. Assuming the CEO Special Option Grant had been made at a price per share of common stock of $34.87 (the closing price per share of the Company’s common stock on June 1, 2018), the total number of shares issuable pursuant to the CEO Special Option Grant would be approximately 1,764,000 (i.e., 1,500,000 plus 264,000 shares). The actual number of shares subject to the CEO Special Option Grant may be different than the number used for the calculations above, depending on whether the closing price per share of common stock on the Date of Grant is higher or lower than the closing price on June 1, 2018 (the date used for the calculations above).

The CEO Special Option Grant was issued pursuant to the terms and conditions of the At Home Group Inc. Equity Incentive Plan (the “Equity Plan”) and a notice of grant and nonqualified stock option award agreement substantially in the form attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The CEO Special Option Grant has a seven year term, is immediately vested as of the Date of Grant and is exercisable for restricted shares of common stock of the Company subject to transfer restrictions that lapse on the fourth anniversary of the Date of Grant, subject to Mr. Bird’s remaining employed by the Company as of the fourth anniversary of the Date of Grant, except as otherwise described below.

If, prior to the fourth anniversary of the Date of Grant, Mr. Bird is terminated by the Company without Cause, resigns for Good Reason (as such terms are defined in his employment agreement) or ceases employment due to death or Disability (as defined in the Equity Plan) (any such event, a “Qualifying Termination Event”), the transfer restrictions will lapse as of the date of such Qualifying Termination Event. In addition, the transfer restrictions will lapse upon a Change in Control (as defined in the Equity Plan). To the extent that the transfer restrictions on the restricted shares issuable pursuant to the CEO Special Option Grant have not lapsed on or prior to the eighth anniversary of the Date of Grant, such restrictions shall automatically lapse as of the eighth anniversary of the Date of Grant regardless of whether or not Mr. Bird has experienced a Qualifying Termination Event on or prior to such eighth anniversary. While the transfer restrictions remain in place, any restricted shares delivered upon exercise of the CEO Special Option Grant are subject to a clawback at the lesser of cost and the then-fair market value of such shares in the event Mr. Bird breaches any restrictive covenants to which he is bound in favor of the Company.

As a result of the immediate vesting of the CEO Special Option Grant, the Company will recognize the full amount of the associated non-cash equity compensation expense in the second quarter of fiscal 2019, and such expense will be excluded from the Company’s calculation of Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share. The actual amount of such expense will be finalized upon the calculation of the number of shares subject to the CEO Special Option Grant as of the close of trading on the NYSE on the Date of Grant. If the CEO Special Option Grant had been made based on an assumed stock price of $34.87, which was the closing price of the Company’s common stock on June 1, 2018, the total amount of the associated non-cash stock-based compensation expense would have been approximately $33.2 million.  Each $1.00 per share increase or decrease in the closing price of the Company’s common stock would result in a corresponding increase or decrease in aggregate stock-based compensation expense of approximately $2.3 million. The expense associated with the CEO Special Option Grant will be incremental to the Company’s ongoing stock-based compensation expense.

Amendment of April 2018 Grants

On June 7, 2018, the Board approved amendments to certain equity incentive award agreements previously granted to officers and independent directors of the Company, including the Company’s named executive officers, on April 3, 2018 (the “April 2018 Grants”).

The April 2018 Grants to officers consisted of an annual nonqualified stock option grant (the “Annual Option Grant”) and an annual restricted stock unit grant (the “Annual RSU Grant”), each of which vests in equal installments over the first three anniversaries of the grant date, subject to continued employment, and, for certain officers, a one-time special transition nonqualified stock option grant (the “Special Transition Grant”), which vests in equal installments on the third and fourth anniversaries of the grant date, subject to continued employment. The Board amended the Annual Option Grants and Annual RSU Grants pursuant to amended and restated grant agreements substantially in the forms attached as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference to provide for accelerated vesting upon a termination without Cause or resignation for Good Reason (as such terms are defined in the applicable grant agreements). In addition, the Board amended the Special Transition Grants pursuant to amended and restated grant agreements substantially in the form attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference to provide for accelerated vesting upon the consummation of a Change in Control (as defined in the Equity Plan), subject to continued employment through such date.

The April 2018 Grants to independent directors consisted of an annual restricted stock unit grant (the “Director RSU Grant”), which fully vests on the first anniversary of the date of grant, subject to continued service through such date. The Board amended the Director RSU Grants pursuant to amended and restated grant agreements substantially in the form attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference to provide for accelerated vesting upon a director’s termination of service by the Company without Cause on or within one year following a Change in Control (as defined in the applicable grant agreements).

Amendment of Employment Agreement of Chief Financial Officer

On June 1, 2018, the Compensation Committee (the “Committee”) of the Board of the Company approved the amendment, dated June 7, 2018,  attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference (the “Nystrom Amendment”) to the employment agreement with Mr. Judd Nystrom, the Company’s Chief Financial Officer (the “Nystrom Employment Agreement”) to provide that, if Mr. Nystrom resigns his employment with the Company, with or without Good Reason (as defined in the Nystrom Employment Agreement) and he reasonably cooperates with the Company and is reasonably available to the Company with respect to matters arising out of his service to the Company, the Committee may, in its sole discretion, provide Mr. Nystrom with a cash payment in an amount up to $2,000,000 in return for, and at the time of, his cooperation.

The descriptions of the CEO Special Option Grant, amended and restated Annual Option Grants, Annual RSU Grants, and Special Transition Grants, and the Nystrom Amendment are meant to be a summary and not a full description of all of the terms of such agreements, which are incorporated herein by reference. Copies of the agreements are attached as Exhibits 10.1 through 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.  EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
*†10.1	At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (CEO Special Option Grant).

*†10.2	At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Time-Vesting) – Annual Grant.

*†10.3	At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement – Annual Grant.

*†10.4	At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Special Transition Grant).

*†10.5	At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement (Director) – Annual Grant.

*†10.6	Amendment to Employment Agreement by and between At Home RMS Inc. and Judd Nystrom, dated as of June 7, 2018.

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

AT HOME GROUP INC.

June 7, 2018	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

June 7, 2018	/s/ JUDD T. NYSTROM
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)