Form 10-Q
period 2018-07-28
At Home Group Inc.
filed 2018-08-30
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2018

or

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

There were 63,488,190 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 28, 2018.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “should” or “vision”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, our expected new store openings, our real estate strategy, growth targets and potential growth opportunities and future capital expenditures, estimates of expenses we may incur in connection with equity incentive awards to management, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic factors that may materially adversely affect our business, revenue and profitability;
•	volatility or disruption in the financial markets;
•	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
•	our ability to successfully implement our growth strategy on a timely basis or at all;
•	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
•	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
•	risks related to our imported merchandise, including the imposition of tariffs or other trade restrictions;
•	adverse events, including weather impacts, in the geographical regions in which we operate;
•	risks associated with leasing substantial amounts of space;
•	risks associated with our sale-leaseback strategy;
•	the highly competitive retail environment in which we operate;
•	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
•	our dependence upon the services of our management team and our buyers;
•	the failure to attract and retain quality employees;
•	difficulties with our vendors;
•	the seasonality of our business;
•	fluctuations in our quarterly operating results;
•	the failure or inability to protect our intellectual property rights;
•	risks associated with third-party claims that we infringe upon their intellectual property rights;
•	increases in commodity prices and supply chain costs;
•	the need to make significant investments in advertising, marketing or promotions;
•	the success of any investment in online services or e-commerce activities that we may launch;
•	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
•	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
•	unauthorized disclosure of sensitive or confidential customer information;
•	regulatory or litigation developments;

•	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
•	inadequacy of our insurance coverage;
•	our substantial dependence upon our reputation and positive perceptions of At Home;
•	the potential negative impact of changes to our accounting policies, rules and regulations;
•	changes to the U.S. tax laws and changes in our effective tax rate;
•	the significant amount of our common stock held by the investment group led by certain affiliates of AEA Investors LP and Starr Investment Holdings, LLC (collectively, the “Sponsors”); and
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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	July 28, 2018	January 27, 2018	July 29, 2017
Assets
Current assets:
Cash and cash equivalents	$10,385	$8,525	$9,895
Inventories, net	331,476	269,844	272,791
Prepaid expenses	9,433	7,911	5,164
Other current assets	14,975	14,653	6,994
Total current assets	366,269	300,933	294,844
Property and equipment, net	568,771	466,263	439,279
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	1,758	1,978	2,015
Restricted cash	2,515	—	619
Noncurrent deferred tax asset	50,688	33,561	40,681
Other assets	784	316	328
Total assets	$1,561,975	$1,374,241	$1,348,956
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$91,493	$79,628	$83,921
Accrued and other current liabilities	111,719	89,499	95,342
Revolving line of credit	195,530	162,000	167,639
Current portion of deferred rent	11,195	9,072	7,434
Current portion of long-term debt and financing obligations	3,485	3,474	4,680
Income taxes payable	—	—	43
Total current liabilities	413,422	343,673	359,059
Long-term debt	288,906	289,902	298,133
Financing obligations	28,303	19,690	19,736
Deferred rent	162,063	124,054	107,817
Other long-term liabilities	5,278	6,043	2,736
Total liabilities	897,972	783,362	787,481
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 63,236,161, 61,423,398 and 60,418,045 shares issued and outstanding, respectively	632	614	604
Additional paid-in capital	637,301	572,488	555,324
Retained earnings	26,070	17,777	5,547
Total shareholders' equity	664,003	590,879	561,475
Total liabilities and shareholders' equity	$1,561,975	$1,374,241	$1,348,956

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017

Net sales	$288,493	$232,065	$544,654	$443,905
Cost of sales	191,115	159,032	362,032	298,995
Gross profit	97,378	73,033	182,622	144,910

Operating expenses
Selling, general and administrative expenses	107,591	51,244	167,056	100,384
Depreciation and amortization	1,615	1,533	3,194	2,951
Total operating expenses	109,206	52,777	170,250	103,335

Operating (loss) income	(11,828)	20,256	12,372	41,575
Interest expense, net	6,680	5,422	12,458	10,308
(Loss) income before income taxes	(18,508)	14,834	(86)	31,267
Income tax (benefit) provision	(8,440)	5,301	(8,379)	11,685
Net (loss) income	$(10,068)	$9,533	$8,293	$19,582

Earnings per share:
Net (loss) income per common share:
Basic	$(0.16)	$0.16	$0.13	$0.32
Diluted	$(0.16)	$0.15	$0.13	$0.31
Weighted average shares outstanding:
Basic	62,891,024	60,404,222	62,329,061	60,385,495
Diluted	62,891,024	63,464,506	66,323,662	62,816,313

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017
Operating Activities
Net income	$8,293	$19,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,930	22,688
Loss on disposal of fixed assets	20	26
Non-cash interest expense	1,024	1,141
Amortization of deferred gain on sale-leaseback	(4,130)	(2,936)
Deferred income taxes	(17,127)	53
Stock-based compensation	46,712	6,522
Changes in operating assets and liabilities
Inventories	(61,632)	(28,996)
Prepaid expenses and other current assets	(1,844)	(3,089)
Other assets	(468)	221
Accounts payable	5,934	15,796
Accrued liabilities	8,680	7,801
Income taxes payable	—	(7,309)
Deferred rent	10,934	7,412
Net cash provided by operating activities	22,326	38,912
Investing Activities
Purchase of property and equipment	(160,408)	(99,847)
Net proceeds from sale of property and equipment	92,645	773
Net cash used in investing activities	(67,763)	(99,074)
Financing Activities
Payments under lines of credit	(306,447)	(146,961)
Proceeds from lines of credit	339,977	213,025
Payment of debt issuance costs	—	(1,663)
Payments on financing obligations	(1,658)	(82)
Payments on long-term debt	(179)	(1,805)
Proceeds from exercise of stock options	18,119	588
Net cash provided by financing activities	49,812	63,102
Increase in cash, cash equivalents and restricted cash	4,375	2,940
Cash, cash equivalents and restricted cash, beginning of period	8,525	7,574
Cash, cash equivalents and restricted cash, end of period	$12,900	$10,514

Supplemental Cash Flow Information
Cash paid for interest	$10,591	$9,208
Cash paid for income taxes	$8,468	$21,908
Supplemental Information for Non-cash Investing and Financing Activities
Increase in current liabilities of property and equipment	$18,706	$21,553
Property and equipment reduction due to sale-leaseback	$(59,294)	$—
Property and equipment acquired under capital lease	$—	$1,006
Property and equipment additions due to build-to-suit lease transactions	$8,660	$—

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

The condensed consolidated balance sheets as of July 28, 2018 and July 29, 2017, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 28, 2018 and July 29, 2017 and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 28, 2018 and July 29, 2017 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 27, 2018 has been derived from the audited financial statements for the fiscal year then ended included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 27, 2018 and January 28, 2017 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “second fiscal quarter 2019” relate to the thirteen weeks ended July 28, 2018 and references to “second fiscal quarter 2018” relate to the thirteen weeks ended July 29, 2017. References herein to “the six months ended July 28, 2018” relate to the twenty-six weeks ended July 28, 2018 and references to “the six months ended July 29, 2017” relate to the twenty-six weeks ended July 29, 2017.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the condensed consolidated financial statements and the accompanying notes. These reclassifications had no effect on previously reported results of operations or retained earnings.

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and twenty-six weeks ended July 28, 2018 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents reserved for a specific purpose that is not readily available for immediate or general business use. Our restricted cash balance as of July 28, 2018 consists primarily of cash equivalents held for use in the purchase of property and equipment.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact ASU 2016-02 will have on the consolidated financial statements once implemented. We expect that upon adoption of ASU 2016-02, we will recognize right-of-use assets and liabilities that will be material to our consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	July 28, 2018	January 27, 2018	July 29, 2017	January 28, 2017

Cash and cash equivalents	$10,385	$8,525	$9,895	$7,092
Restricted cash	2,515	—	619	482
Cash, cash equivalents and restricted cash	$12,900	$8,525	$10,514	$7,574

2.    Revenue Recognition

On January 28, 2018, we adopted ASU 2014-09 using the retrospective transition method. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Results for all reporting periods presented include the impact of the new guidance under ASU 2014-09, including prior periods that have been recast to reflect the estimated cost of returned assets within other current assets rather than netted with our sales returns reserve within other current liabilities. The adoption of ASU 2014-09 did not impact opening retained earnings as of January 28, 2018 and did not have a material impact on revenues recognized for the thirteen and twenty-six weeks ended July 28, 2018.

The adoption of ASU 2014-09 had the following impact on our condensed consolidated balance sheets as of January 27, 2018 and July 29, 2017 (in thousands):

	Condensed Consolidated Balance Sheet as of January 27, 2018
		New Revenue
	As Reported	Standard	As Recast

Other current assets	$13,701	$952	$14,653
Total current assets	299,981	952	300,933
Total assets	1,373,289	952	1,374,241
Accrued and other current liabilities	88,547	952	89,499
Total current liabilities	342,721	952	343,673
Total liabilities	782,410	952	783,362
Total liabilities and shareholders' equity	1,373,289	952	1,374,241

	Condensed Consolidated Balance Sheet as of July 29, 2017
		New Revenue
	As Reported	Standard	As Recast

Other current assets	$5,937	$1,057	$6,994
Total current assets	293,787	1,057	294,844
Total assets	1,347,899	1,057	1,348,956
Accrued and other current liabilities	94,285	1,057	95,342
Total current liabilities	358,002	1,057	359,059
Total liabilities	786,424	1,057	787,481
Total liabilities and shareholders' equity	1,347,899	1,057	1,348,956

The adoption of ASU 2014-09 had the following impact on our condensed consolidated statement of cash flows for the twenty-six weeks ended July 29, 2017 (in thousands):

	Condensed Consolidated Statement of Cash Flows
	Twenty-six Weeks Ended July 29, 2017
		New Revenue
	As Reported(a)	Standard	As Recast

Prepaid expenses and other current assets	$(3,111)	$22	$(3,089)
Accrued liabilities	7,823	(22)	7,801
Net cash provided by operating activities	38,912	—	38,912

(a)	Accrued liabilities have been reclassified in the prior period to conform with the current period presentation as discussed in Note 1 – Summary of Significant Accounting Policies.

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017

Home furnishings	54%	56%	53%	55%
Accent décor	42	41	43	42
Other	4	3	4	3
Total	100%	100%	100%	100%

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

We recognized approximately $4.2 million and $3.2 million in gift card redemption revenue for the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended July 28, 2018 and July 29, 2017. Of the total gift card redemption revenue, $1.4 million and $1.0 million for the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively, related to gift cards issued in prior periods. We recognized approximately $7.9 million and $5.9 million in gift card redemption revenue for the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the twenty-six weeks ended July 28, 2018 and July 29, 2017. Of the total gift card redemption revenue, $2.2 million and $1.6 million for the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively, related to gift cards issued in prior periods.

We had outstanding gift card liabilities of $6.2 million, $5.8 million and $4.3 million as of July 28, 2018, January 27, 2018 and July 29, 2017, respectively, which are included in accrued and other current liabilities. Gift card redemption and breakage revenue for the thirteen and twenty-six weeks ended July 28, 2018 and July 29, 2017 and gift card liability as of July 28, 2018, January 27, 2018 and July 29, 2017 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the thirteen and twenty-six weeks ended July 28, 2018, we recognized approximately $0.7 million and $1.4 million, respectively, in revenue from our credit card program within net sales when earned.

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

	July 28,	January 27,	July 29,
	2018	2018	2017

Accrued and other current liabilities	$2,817	$2,023	$2,384
Other current assets	1,255	952	1,057
Sales returns reserve, net	$1,562	$1,071	$1,327

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

At July 28, 2018, the fair value of our fixed rate mortgage due August 22, 2022 approximated the carrying value of $6.0 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

4.    Sale-Leaseback Transactions

In July 2018, we sold three of our properties in Clarksville, Tennessee; Shreveport, Louisiana; and Wixom, Michigan for a total of $43.6 million, resulting in a net gain of $10.7 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.0 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, which ends in July 2033.

In February 2018, we sold four of our properties in Blaine, Minnesota; Fort Worth, Texas; Jackson, Mississippi; and Memphis, Tennessee for a total of $50.3 million, resulting in a net gain of $22.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.4 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, which ends in February 2033.

5.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	July 28,	January 27,	July 29,
	2018	2018	2017

Inventory in-transit	$17,684	$14,618	$14,234
Accrued payroll and other employee-related liabilities	11,740	16,917	9,054
Accrued taxes, other than income	19,165	11,680	14,980
Accrued interest	5,016	4,173	3,738
Insurance liabilities	1,976	3,391	1,862
Gift card liability	6,199	5,787	4,331
Construction costs	20,695	9,661	19,040
Accrued inbound freight	10,195	10,796	13,673
Other	19,049	12,476	14,430
Total accrued liabilities	$111,719	$89,499	$95,342

6.    Revolving Line of Credit

Interest on borrowings under our $350.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 3.80% and 3.30% during the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively, and approximately 3.60% and 2.80% during the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively.

We have amended the agreement governing the ABL Facility (the “ABL Credit Agreement”) from time to time. After giving effect to such amendments, as of July 28, 2018, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

As of July 28, 2018, approximately $195.5 million was outstanding under the ABL Facility, approximately $0.6 million in face amount of letters of credit had been issued and we had availability of approximately $115.9 million. As of July 28, 2018, we were in compliance with all covenants prescribed in the ABL Facility.

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 28,	January 27,	July 29,
	2018	2018	2017

Term Loan	$291,000	$292,500	$294,000
Note payable, bank (a)	6,038	6,108	5,871
Obligations under capital leases	823	911	9,676
Total debt	297,861	299,519	309,547
Less: current maturities	3,322	3,316	4,508
Less: unamortized deferred debt issuance costs	5,633	6,301	6,906
Long-term debt	$288,906	$289,902	$298,133

(a)	Matures August 22, 2022; $34,483 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of the Borrower, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan (the “Term Loan”), which amount was borrowed on June 5, 2015. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen and twenty-six weeks ended July 28, 2018. The Term Loan is prepayable, in whole or in part, without premium at our option.

On July 27, 2017, the Borrower entered into a First Amendment to the First Lien Agreement to permit the incurrence of additional indebtedness pursuant to the ABL Amendment and to make certain technical changes to conform to the terms of the ABL Amendment.

8.    Related Party Transactions

As of July 28, 2018, certain affiliates of AEA Investors LP (collectively “AEA”) and Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”) own approximately 47% of our outstanding common stock.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman of the Board, Chief Executive Officer and President. During the thirteen and twenty-six weeks ended July 28, 2018 and July 29, 2017, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During the thirteen weeks ended July 28, 2018 and July 29, 2017, we paid MMI approximately $0.1 million and an immaterial amount, respectively, for fixtures, furniture and equipment and design related services. During the twenty-six weeks ended July 28, 2018 and July 29, 2017, we paid MMI approximately $0.3 million and $0.2 million, respectively, for fixtures, furniture and equipment and design related services.

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

Our effective tax rate for the thirteen weeks ended July 28, 2018 was 45.6% compared to 35.7% for the thirteen weeks ended July 29, 2017. Our effective tax rate for the twenty-six weeks ended July 28, 2018 was 9,687.5% compared to 37.4% for the twenty-six weeks ended July 29, 2017. The effective tax rate for the thirteen weeks ended July 28, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $4.1 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the twenty-six weeks ended July 28, 2018 differs from the current federal statutory rate of 21% primarily due to our recognition for the period of a loss before income taxes of $0.1 million as well as the impact of $8.3 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for each of the thirteen and twenty-six weeks ended July 29, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes and a planned restructuring that impacted deferred tax assets as well as a release of the valuation allowance for state net operating losses.

10.    Commitments and Contingencies

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11.    Earnings Per Share

In accordance with ASC 260, (Topic 260, “Earnings Per Share”), basic earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period including the dilutive impact of potential shares from the exercise of stock options and restricted stock units. Potentially dilutive securities are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 28, 2018 and July 29, 2017 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Numerator:
Net (loss) income	$(10,068)	$9,533	$8,293	$19,582

Denominator:
Weighted average common shares outstanding-basic	62,891,024	60,404,222	62,329,061	60,385,495
Effect of dilutive securities:
Stock options and restricted stock units	—	3,060,284	3,994,601	2,430,818
Weighted average common shares outstanding-diluted	62,891,024	63,464,506	66,323,662	62,816,313

Per common share:
Basic net (loss) income per common share	$(0.16)	$0.16	$0.13	$0.32
Diluted net (loss) income per common share	$(0.16)	$0.15	$0.13	$0.31

For the thirteen weeks ended July 28, 2018 and July 29, 2017, approximately 7,593,459 and 162,480, respectively, of stock options and restricted stock units were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive, of which 3,789,341 stock options and restricted stock units would have been included as dilutive had we not recognized a net loss for the thirteen weeks ended July 28, 2018. For the twenty-six weeks ended July 28, 2018 and July 29, 2017, approximately 982,300 and 2,737,793, respectively, of stock options and restricted stock units were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive.

12.    Stock-Based Compensation

On June 12, 2018, we made a grant of 1,988,255 options to Chairman and Chief Executive Officer, Lewis L. Bird III. The options vested immediately upon the June 12, 2018 grant date. However, the shares resulting from the exercise of the options are generally subject to transfer restrictions that lapse on the fourth anniversary of the date of grant, subject to certain service conditions that could affect the transferability. As a result of the immediate vesting of these awards, non-cash stock-based compensation expense in the amount of approximately $41.5 million was fully recognized in the second fiscal quarter 2019.

On April 3, 2018, we made a grant of 663,247 options to members of our senior management team and 49,189 restricted stock units to our independent directors and members of our senior management team under the At Home Group Inc. Equity Incentive Plan (the “2016 Equity Plan”). Non-cash stock-based compensation expense associated with the grant of options is approximately $8.5 million, which will be expensed over the requisite service period of three to four years. Non-cash stock-based compensation expense associated with the grant of restricted stock units is approximately $1.5 million, which will be expensed over the requisite service period of one to three years. Forfeiture assumptions for the grants were estimated based on historical experience.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019 and references herein to “fiscal year 2018” relate to the 52 weeks ended January 27, 2018. References herein to “second fiscal quarter 2019” and “second fiscal quarter 2018” relate to the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively. References herein to “the six months ended July 28, 2018” and “the six months ended July 29, 2017” relate to the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively.

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

As of July 28, 2018, our store base is comprised of 165 large format stores across 35 states, averaging approximately 110,000 square feet per store. Over the past five completed fiscal years we have opened 98 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past five fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, we implemented a merchandise planning system and upgraded our inventory allocation system to better manage the flow of inventory for each store and corresponding customer base, and we have begun to make investments relating to a second distribution center in Pennsylvania that we currently plan to open in fiscal year 2020. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Recently proposed tariffs could also impact our or our vendor’s ability to source product efficiently. While we believe the potential imposition of these recently proposed tariffs would not have a material impact on our business due to a combination of supplier negotiations, direct sourcing and strategic price increases, gross profit could be adversely affected if these initiatives are not successful or if the proposed tariffs increase.

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

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, including with respect to freight costs, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. In response to increasing commodity prices, freight costs or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth, and anticipate that marketing expense for fiscal 2019 will increase to approximately 3% of net sales. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time grant of stock options to our Chairman and Chief Executive Officer made in the second fiscal quarter 2019 resulted in incremental non-cash stock-based compensation expense of approximately $41.5 million, which vested immediately and was fully recognized in the second fiscal quarter 2019.

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

Adjusted EBITDA is defined as net (loss) income before interest expense, net, loss from early extinguishment of debt, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of costs associated with new store openings and certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past four years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. For a reconciliation of Store-level Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Adjusted Net Income

Adjusted Net Income represents our net (loss) income, adjusted for impairment charges, loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises, non-cash stock-based compensation expense related to the special one-time grant of stock options to our Chairman and Chief Executive Officer, transaction costs related to our initial public offering and the registration and sale of shares of our common stock on behalf of our Sponsors, losses incurred due to the modification of debt and tax impacts associated with the federal tax reform legislation enacted on December 22, 2017 (the “Tax Act”). We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$288,493	$232,065	$544,654	$443,905
Cost of sales	191,115	159,032	362,032	298,995
Gross profit	97,378	73,033	182,622	144,910
Operating expenses
Selling, general and administrative expenses	107,591	51,244	167,056	100,384
Depreciation and amortization	1,615	1,533	3,194	2,951
Total operating expenses	109,206	52,777	170,250	103,335
Operating (loss) income	(11,828)	20,256	12,372	41,575
Interest expense, net	6,680	5,422	12,458	10,308
(Loss) income before income taxes	(18,508)	14,834	(86)	31,267
Income tax (benefit) provision	(8,440)	5,301	(8,379)	11,685
Net (loss) income	$(10,068)	$9,533	$8,293	$19,582
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2%	68.5%	66.5%	67.4%
Gross profit	33.8%	31.5%	33.5%	32.6%
Operating expenses
Selling, general and administrative expenses	37.3%	22.1%	30.7%	22.6%
Depreciation and amortization	0.6%	0.7%	0.6%	0.7%
Total operating expenses	37.9%	22.7%	31.3%	23.3%
Operating (loss) income	(4.1)%	8.7%	2.3%	9.4%
Interest expense, net	2.3%	2.3%	2.3%	2.3%
(Loss) income before income taxes	(6.4)%	6.4%	(0.0)%	7.0%
Income tax (benefit) provision	(2.9)%	2.3%	(1.5)%	2.6%
Net (loss) income	(3.5)%	4.1%	1.5%	4.4%
Operational Data:
Total stores at end of period	165	136	165	136
New stores opened	9	8	18	15
Comparable store sales	2.8%	7.8%	1.9%	6.8%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$77,446	$60,789	$145,595	$119,866
Store-level Adjusted EBITDA margin(2)	26.8%	26.2%	26.7%	27.0%
Adjusted EBITDA(2)	$50,458	$37,698	$92,661	$75,074
Adjusted EBITDA margin(2)	17.5%	16.2%	17.0%	16.9%
Adjusted Net Income(3)	$22,626	$11,395	$42,750	$23,099

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

(2)	The following table reconciles our net (loss) income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017

Net (loss) income	$(10,068)	$9,533	$8,293	$19,582
Interest expense, net	6,680	5,422	12,458	10,308
Income tax (benefit) provision	(8,440)	5,301	(8,379)	11,685
Depreciation and amortization(a)	14,474	11,851	25,930	22,688
EBITDA	$2,646	$32,107	$38,302	$64,263
Consulting and other professional services(b)	1,564	1,243	3,912	2,797
Stock-based compensation expense(c)	1,884	515	2,716	1,085
Stock-based compensation related to special one-time IPO bonus grant(d)	1,225	2,719	2,521	5,437
Stock-based compensation related to one-time CEO grant(e)	41,475	—	41,475	—
Non-cash rent(f)	1,337	1,040	2,994	1,508
Other(g)	327	74	741	(16)
Adjusted EBITDA	$50,458	$37,698	$92,661	$75,074
Costs associated with new store openings(h)	4,880	4,041	8,618	8,000
Corporate overhead expenses(i)	22,108	19,050	44,316	36,792
Store-level Adjusted EBITDA	$77,446	$60,789	$145,595	$119,866

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of operations.

(b)

Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) charges incurred in connection with the sale of shares of our common stock on behalf of our Sponsors.

(c)

Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors.

(d)

Non-cash stock-based compensation expense associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The

IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for our Sponsors.

(e)

Non-cash stock-based compensation expense associated with a special one-time grant of stock options to our Chairman and Chief Executive Officer that vested and was fully recognized in the second fiscal quarter 2019 (the “CEO grant”), which we do not consider in our evaluation of our ongoing performance.

(f)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(2.2) million and $(1.5) million during the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively, and $(4.1) million and $(2.9) million during the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(g)

Other adjustments include amounts our management believes are not representative of our ongoing operations, including a payroll tax expense of $0.3 million and $0.6 million related to the exercise of stock options for the thirteen and twenty-six weeks ended July 28, 2018, respectively.

(h)

Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened nine and eight new stores during the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively, and 18 and 15 new stores during the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively.

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

(3)	The following table reconciles our net (loss) income to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017

Net (loss) income as reported	$(10,068)	$9,533	$8,293	$19,582
Adjustments:
Loss on modification of debt(a)	—	179	—	179
Stock-based compensation related to special one-time IPO bonus grant(b)	1,225	2,719	2,521	5,437
Payroll tax expense related to special one-time IPO bonus stock option exercises(c)	35	—	46	—
Stock-based compensation related to one-time CEO grant(d)	41,475	—	41,475	—
Transaction costs(e)	657	—	1,178	—
Tax impact of adjustments to net (loss) income(f)	(10,355)	(1,036)	(10,366)	(2,099)
Tax impact (benefit) related to special one-time IPO bonus stock option exercises(g)	(343)	—	(397)	—
Adjusted Net Income	$22,626	$11,395	$42,750	$23,099

(a)	Non-cash loss due to a change in the ABL Facility lenders under the ABL Amendment resulting in immediate recognition of a portion of the related unamortized deferred debt issuance costs.

(b)

Non-cash stock-based compensation expense associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for our Sponsors.

(c)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(d)

Non-cash stock-based compensation expense associated with the CEO grant, which we do not consider in our evaluation of our ongoing performance. The CEO grant vested and was fully recognized in the second fiscal quarter 2019.

(e)	Charges incurred in connection with the sale of shares of our common stock on behalf of our Sponsors, which we do not consider in our evaluation of our ongoing performance.

(f)

Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net income, the adjusted effective tax rate for the thirteen and twenty-six weeks ended July 28, 2018 was 9.1% and 5.3%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended July 29, 2017 was 35.7% and 37.4%, respectively.

(g)	Represents the income tax impact (benefit) related to stock option exercises associated with the IPO grant.

Thirteen Weeks Ended July 28, 2018 Compared to Thirteen Weeks Ended July 29, 2017

Net Sales

Net sales increased $56.4 million, or 24.3%, to $288.5 million for the thirteen weeks ended July 28, 2018 from $232.1 million for the thirteen weeks ended July 29, 2017. The increase was primarily driven by approximately $50.6 million of incremental revenue from the net addition of 29 new stores opened since July 29, 2017 as well as the addition of a number of stores that were opened prior to July 29, 2017 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The remaining $5.8 million increase in net sales is attributable to comparable store sales, which increased 2.8% during the thirteen weeks ended July 28, 2018, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $32.1 million, or 20.2%, to $191.1 million for the thirteen weeks ended July 28, 2018 from $159.0 million for the thirteen weeks ended July 29, 2017. This increase was primarily driven by the 24.3% increase in net sales for the thirteen weeks ended July 28, 2018 compared to the thirteen weeks ended July 29, 2017, which resulted in a $21.3 million increase in merchandise costs. In addition, during the thirteen weeks ended July 28, 2018, we recognized a $2.5 million increase in depreciation and amortization and a $7.9 million increase in store occupancy costs, in each case as a result of new store openings since July 29, 2017.

Gross Profit and Gross Margin

Gross profit was $97.4 million, or 33.8% of net sales, for the thirteen weeks ended July 28, 2018, an increase of $24.4 million from $73.0 million, or 31.5% of net sales, for the thirteen weeks ended July 29, 2017. The increase in gross profit was primarily driven by increased sales volume from the net addition of 29 new stores opened since July 29, 2017 as well as a 2.8% increase in comparable store sales. Gross margin increased 230 basis points during the thirteen weeks ended July 28, 2018 when compared to the thirteen weeks ended July 29, 2017. The increase was primarily driven by the nonrecurrence during the thirteen weeks ended July 28, 2018 of distribution center costs associated with investments in incremental inventory incurred during the thirteen weeks ended July 29, 2017, product margin improvement, which included direct sourcing, and the recoupment of costs related to a product compliance matter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $107.6 million for the thirteen weeks ended July 28, 2018 compared to $51.2 million for the thirteen weeks ended July 29, 2017, an increase of $56.4 million or 110.0%. As a percentage of sales, SG&A increased 1,520 basis points for the thirteen weeks ended July 28, 2018 to 37.3% from 22.1% for the thirteen weeks ended July 29, 2017, primarily due to $41.5 million in stock-based compensation expense associated with the CEO grant and an increase in labor expense related to the timing of strategic in-store projects. SG&A expenses include corporate overhead expenses, which represented $45.3 million of the increase, primarily attributable to the $41.5 million one-time CEO grant as well as increased payroll expenses to support our growth strategies and transaction costs related to our secondary offerings. SG&A expenses also include expenses related to store operations, which represented $9.0 million of the increase, primarily driven by additional headcount for our new stores and an increase in labor expense related to the timing of strategic in-store projects.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $8.7 million for the thirteen weeks ended July 28, 2018 compared to $6.6 million for the thirteen weeks ended July 29, 2017, an increase of $2.1 million or 31.2%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.4 million and $0.6 million for the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively.

Interest Expense, Net

Interest expense, net increased to $6.7 million for the thirteen weeks ended July 28, 2018 from $5.4 million for the thirteen weeks ended July 29, 2017, an increase of $1.3 million. The increase in interest expense is primarily due to increases in the average interest rates applicable to our variable rate debt during the period in addition to increased borrowings under our ABL Facility to support our growth strategies. The effective interest rate for the ABL Facility was approximately 3.80% and 3.30% during the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively.

Income Tax Provision

Income tax benefit was $8.4 million for the thirteen weeks ended July 28, 2018 compared to income tax expense of $5.3 million for the thirteen weeks ended July 29, 2017. The effective tax rate for the thirteen weeks ended July 28, 2018 was 45.6% compared to 35.7% for the thirteen weeks ended July 29, 2017. The effective tax rate for the thirteen weeks ended July 28, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $4.1 million of excess tax benefit realized related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended July 29, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes and a planned restructuring that impacted deferred tax assets as well as a release of the valuation allowance for state net operating losses.

Twenty-six Weeks Ended July 28, 2018 Compared to Twenty-six Weeks Ended July 29, 2017

Net Sales

Net sales increased $100.8 million, or 22.7%, to $544.7 million for the twenty-six weeks ended July 28, 2018 from $443.9 million for the twenty-six weeks ended July 29, 2017. The increase was primarily driven by approximately $93.4 million of incremental revenue from the net addition of 29 new stores opened since July 29, 2017 as well as the addition of a number of stores that were opened prior to July 29, 2017 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The remaining $7.4 million increase in net sales is attributable to comparable store sales, which increased 1.9% during the twenty-six weeks ended July 28, 2018, driven primarily by our merchandising and marketing initiatives and was partially offset by the impact of adverse weather conditions during the first fiscal quarter 2019.

Cost of Sales

Cost of sales increased $63.0 million, or 21.1%, to $362.0 million for the twenty-six weeks ended July 28, 2018 from $299.0 million for the twenty-six weeks ended July 29, 2017. This increase was primarily driven by the 22.7% increase in net sales for the twenty-six weeks ended July 28, 2018 compared to the twenty-six weeks ended July 29, 2017, which resulted in a $41.8 million increase in merchandise costs. In addition, during the twenty-six weeks ended July 28, 2018, we recognized a $3.0 million increase in depreciation and amortization and a $14.8 million increase in store occupancy costs, in each case as a result of new store openings since July 29, 2017.

Gross Profit and Gross Margin

Gross profit was $182.6 million, or 33.5% of net sales, for the twenty-six weeks ended July 28, 2018, an increase of $37.7 million from $144.9 million, or 32.6% of net sales, for the twenty-six weeks ended July 29, 2017. The increase in gross profit was primarily driven by increased sales volume from the net addition of 29 new stores opened since July 29, 2017 as well as a 1.9% increase in comparable store sales. Gross margin increased 90 basis points during the twenty-six weeks ended July 28, 2018 when compared to the twenty-six weeks ended July 29, 2017. The increase was primarily driven by the nonrecurrence during the twenty-six weeks ended July 28, 2018 of distribution center costs associated with investments in incremental inventory incurred during the twenty-six weeks ended July 29, 2017, product margin improvement, which included direct sourcing, and the recoupment of costs related to a product compliance matter. This increase in gross margin was partially offset by increased occupancy costs resulting from our fiscal year 2019 and 2018 sale-leaseback transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $167.1 million for the twenty-six weeks ended July 28, 2018 compared to $100.4 million for the twenty-six weeks ended July 29, 2017, an increase of $66.7 million or 66.4%. As a percentage of sales, SG&A increased 810 basis points for the twenty-six weeks ended July 28, 2018 to 30.7% from 22.6% for the twenty-six weeks ended July 29, 2017, primarily due to $41.5 million in stock-based compensation expense associated with the CEO grant, an increase in labor expense related to the timing of strategic in-store projects and advertising. SG&A expenses include corporate overhead expenses, which represented $47.7 million of the increase, primarily attributable to the $41.5 million one-time CEO grant as well as increased payroll expenses to support our growth strategies and transaction costs related to our secondary offerings. SG&A expenses also include expenses related to store operations, which represented $13.2 million of the increase, primarily driven by additional headcount for our new stores and an increase in labor expense related to the timing of strategic in-store projects.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $18.1 million for the twenty-six weeks ended July 28, 2018 compared to $12.3 million for the twenty-six weeks ended July 29, 2017, an increase of $5.8 million or 46.6%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.5 million and $1.0 million for the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively.

Interest Expense, Net

Interest expense, net increased to $12.5 million for the twenty-six weeks ended July 28, 2018 from $10.3 million for the twenty-six weeks ended July 29, 2017, an increase of $2.2 million. The increase in interest expense is primarily due to increases in the average interest rates applicable to our variable rate debt during the period in addition to increased borrowings under our ABL Facility to support our growth strategies. The effective interest rate for the ABL Facility was approximately 3.60% and 2.80% during the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively.

Income Tax Provision

Income tax benefit was $8.4 million for the twenty-six weeks ended July 28, 2018 compared to income tax expense of $11.7 million for the twenty-six weeks ended July 29, 2017. The effective tax rate for the twenty-six weeks ended July 28, 2018 was 9,687.5% compared to 37.4% for the twenty-six weeks ended July 29, 2017. The effective tax rate for the twenty-six weeks ended July 28, 2018 differs from the current federal statutory rate of 21% primarily due to our recognition for the period of a loss before income taxes of $0.1 million as well as the impact of $8.3 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for the twenty-six weeks ended July 29, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes and a planned restructuring that impacted deferred tax assets as well as a release of the valuation allowance for state net operating losses.

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

As of July 28, 2018, we had $10.4 million of cash and cash equivalents and $115.9 million in borrowing availability under our ABL Facility. At that date, there were $0.6 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan (as described in “—Term Loan”). The interest rates on the Term Loan is variable; based on LIBOR rates in effect at July 28, 2018, our obligations under the Term Loan bore interest at a rate of 5.9%. The Term Loan is repayable in equal quarterly installments of approximately $0.8 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 27, 2018 were approximately $170.3 million, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $62.4 million. We estimate that our capital expenditures for the fiscal year ending January 26, 2019, which includes investments in our expected second distribution center, will be in the range of $170 million to $190 million, net of proceeds from sale-leaseback transactions of $110 million. Net capital expenditures for the twenty-six weeks ended July 28, 2018 were $67.8 million. We also plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2018, we opened 26 new stores, net of two relocated stores, and 16 new stores, net of one relocated store and one store closure, during the twenty-six weeks ended July 28, 2018. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect remaining fiscal year 2019 net capital expenditures to be primarily financed in the same manner.

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

Sale-Leaseback Transactions

As part of our flexible real estate strategy, we utilize sale-leaseback transactions to finance investments previously made for the purchase of second generation properties and the construction of new store locations. This enhances our ability to access a range of locations and facilities efficiently. We factor sale-leaseback transactions into our capital allocation decisions. In order to support the execution of sale-leaseback transactions, we have relationships with certain publicly traded REITs and other lenders that have demonstrated interest in our portfolio of assets.

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

In July 2018, we sold three of our properties in Clarksville, Tennessee; Shreveport, Louisiana; and Wixom, Michigan for a total of $43.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.0 million, subject to annual escalations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Twenty-six Weeks Ended
	July 28, 2018	July 29, 2017

Net Cash Provided by Operating Activities	$22,326	$38,912
Net Cash Used in Investing Activities	(67,763)	(99,074)
Net Cash Provided by Financing Activities	49,812	63,102
Net Increase in Cash, Cash Equivalents and Restricted Cash	4,375	2,940

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $22.3 million for the twenty-six weeks ended July 28, 2018 compared to net cash provided by operating activities of $38.9 million for the twenty-six weeks ended July 29, 2017. The $16.6 million decrease in cash provided by operating activities was primarily due to a $32.6 million increase in purchases of merchandise inventories and a change in the timing of payments for accounts payable and accrued liabilities resulting in a $9.0 million decrease. The decrease in cash provided by operating activities was partially offset by a $13.4 million decrease in cash paid for income taxes and a $14.2 million increase in the cash portion of operating income, which was impacted during the period by non-cash stock-based compensation expense of $40.2 million and depreciation and amortization of $3.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $67.8 million for the twenty-six weeks ended July 28, 2018 compared to $99.1 million for the twenty-six weeks ended July 29, 2017. The $31.3 million decrease in cash used in investing activities was driven by a decrease in net capital expenditures resulting from net sale-leaseback proceeds of $92.6 million. Capital expenditures of $160.4 million for the twenty-six weeks ended July 28, 2018 consisted of $144.5 million invested in new store growth with the remaining $15.9 million primarily related to investments in information technology, existing stores and the second distribution center. Capital expenditures of $99.8 million for the twenty-six weeks ended July 29, 2017 consisted of $92.6 million invested in new store growth with the remaining $7.2 million primarily related to investments in information technology, maintenance expenditures, our distribution center and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $49.8 million for the twenty-six weeks ended July 28, 2018 compared to $63.1 million for the twenty-six weeks ended July 29, 2017, a decrease of $13.3 million primarily due to a $32.5 million decrease in net borrowings under our ABL Facility, which was partially offset by proceeds from the exercise of stock options of $18.1 million.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our condensed consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of July 28, 2018, we have not derecognized any landlord assets or associated financing obligations.

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

The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of July 28, 2018 and July 29, 2017, we were in compliance with all covenants prescribed under the Term Loan.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 3.80% and 3.30% during the thirteen weeks ended July 28, 2018 and July 29, 2017, respectively, and approximately 3.60% and 2.80% during the twenty-six weeks ended July 28, 2018 and July 29, 2017, respectively.

As of July 28, 2018, approximately $195.5 million was outstanding under the ABL Facility, approximately $0.6 million in face amount of letters of credit had been issued and we had availability of approximately $115.9 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets;

merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of July 28, 2018 and July 29, 2017, we were in compliance with all covenants under the ABL Facility.

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

Seasonality

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales and operating (loss) income in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday decorating seasons, respectively. However, our broad and comprehensive product offering makes us less susceptible to holiday shopping seasonal patterns than many other retailers. Our quarterly results have been and will continue to be affected by the timing of new store openings and their associated pre-opening costs. As a result of these factors, our financial and operating results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact ASU 2016-02 will have on the consolidated financial statements once implemented. We expect that upon adoption of ASU 2016-02, we will recognize right-of-use assets and liabilities that will be material to our consolidated financial statements.

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

As an emerging growth company, the JOBS Act allows us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to irrevocably “opt out” of this provision and, as a result, we comply with new or revised accounting standards as required when they are adopted.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of July 28, 2018, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $4.9 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen and twenty-six weeks ended July 28, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
†10.1

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (CEO Special Option Grant) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

†10.2

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Time-Vesting) – Annual Grant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

†10.3

At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement – Annual Grant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

†10.4

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Special Transition Grant) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

†10.5

At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement (Director) – Annual Grant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

†10.6

Amendment to Employment Agreement by and between At Home RMS Inc. and Judd Nystrom, dated as of June 7, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

*†10.7	Form of Employment Agreement with At Home RMS Inc. and each of Sumit Anand, Elizabeth Galloway and Wendy Fritz.

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

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description of Exhibit
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

†Indicates management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

August 30, 2018	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 30, 2018	/s/ JUDD T. NYSTROM
	By:	Judd T. Nystrom
Chief Financial Officer (Principal Financial Officer)