Form 10-Q
period 2018-10-27
At Home Group Inc.
filed 2018-12-06
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 63,570,394 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2018.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic factors that may materially adversely affect our business, revenue and profitability;
•	volatility or disruption in the financial markets;
•	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
•	our ability to successfully implement our growth strategy on a timely basis or at all;
•	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
•	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
•	risks related to our imported merchandise, including the imposition of tariffs or other trade restrictions;
•	adverse events, including weather impacts, in the geographical regions in which we operate;
•	risks associated with leasing substantial amounts of space;
•	risks associated with our sale-leaseback strategy;
•	the highly competitive retail environment in which we operate;
•	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
•	our dependence upon the services of our management team and our buyers;
•	the failure to attract and retain quality employees;
•	difficulties with our vendors;
•	the seasonality of our business;
•	fluctuations in our quarterly operating results;
•	the failure or inability to protect our intellectual property rights;
•	risks associated with third-party claims that we infringe upon their intellectual property rights;
•	increases in commodity prices and supply chain costs;
•	the need to make significant investments in advertising, marketing or promotions;
•	the success of any investment in online services or e-commerce activities that we may launch;
•	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
•	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
•	unauthorized disclosure of sensitive or confidential customer information;
•	regulatory or litigation developments;

•	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
•	inadequacy of our insurance coverage;
•	our substantial dependence upon our reputation and positive perceptions of At Home;
•	the potential negative impact of changes to our accounting policies, rules and regulations;
•	changes to the U.S. tax laws and changes in our effective tax rate;
•	the significant amount of our common stock held by certain existing stockholders; and
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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	October 27, 2018	January 27, 2018	October 28, 2017
Assets
Current assets:
Cash and cash equivalents	$12,895	$8,525	$10,212
Inventories, net	349,383	269,844	277,764
Prepaid expenses	10,519	7,911	4,991
Other current assets	21,866	14,653	5,582
Total current assets	394,663	300,933	298,549
Property and equipment, net	613,428	466,263	446,269
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	1,649	1,978	2,088
Restricted cash	2,515	—	—
Noncurrent deferred tax asset	50,973	33,561	48,804
Other assets	811	316	311
Total assets	$1,635,229	$1,374,241	$1,367,211
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$98,325	$79,628	$70,759
Accrued and other current liabilities	107,967	89,499	82,860
Revolving line of credit	241,300	162,000	185,195
Current portion of deferred rent	11,325	9,072	9,083
Current portion of long-term debt and financing obligations	3,496	3,474	4,302
Income taxes payable	—	—	562
Total current liabilities	462,413	343,673	352,761
Long-term debt	288,419	289,902	298,037
Financing obligations	33,365	19,690	19,714
Deferred rent	166,527	124,054	122,885
Other long-term liabilities	4,736	6,043	6,311
Total liabilities	955,460	783,362	799,708
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 63,570,394, 61,423,398 and 60,441,045 shares issued and outstanding, respectively	636	614	604
Additional paid-in capital	641,973	572,488	558,977
Retained earnings	37,160	17,777	7,922
Total shareholders' equity	679,769	590,879	567,503
Total liabilities and shareholders' equity	$1,635,229	$1,374,241	$1,367,211

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017

Net sales	$267,180	$212,954	$811,833	$656,859
Cost of sales	181,189	150,292	543,221	449,287
Gross profit	85,991	62,662	268,612	207,572

Operating expenses
Selling, general and administrative expenses	65,342	51,775	232,398	152,159
Depreciation and amortization	1,553	1,571	4,747	4,522
Total operating expenses	66,895	53,346	237,145	156,681

Operating income	19,096	9,316	31,467	50,891
Interest expense, net	6,992	5,626	19,450	15,934
Income before income taxes	12,104	3,690	12,017	34,957
Income tax provision (benefit)	1,014	1,315	(7,366)	13,000
Net income	$11,090	$2,375	$19,383	$21,957

Earnings per share:
Net income per common share:
Basic	$0.17	$0.04	$0.31	$0.36
Diluted	$0.17	$0.04	$0.29	$0.35
Weighted average shares outstanding:
Basic	63,497,334	60,427,649	62,718,485	60,399,546
Diluted	66,604,638	63,985,070	66,396,813	63,143,760

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017
Operating Activities
Net income	$19,383	$21,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,783	34,943
Loss on disposal of fixed assets	10	87
Non-cash interest expense	1,570	1,599
Amortization of deferred gain on sale-leaseback	(6,422)	(4,543)
Deferred income taxes	(17,413)	(8,069)
Stock-based compensation	48,307	9,951
Changes in operating assets and liabilities
Inventories	(79,539)	(33,969)
Prepaid expenses and other current assets	(9,821)	(1,504)
Other assets	(496)	237
Accounts payable	14,603	9,233
Accrued liabilities	5,046	2,997
Income taxes payable	—	(6,790)
Deferred rent	14,696	10,329
Net cash provided by operating activities	30,707	36,458
Investing Activities
Purchase of property and equipment	(270,084)	(176,061)
Net proceeds from sale of property and equipment	148,467	62,386
Net cash used in investing activities	(121,617)	(113,675)
Financing Activities
Payments under lines of credit	(464,407)	(279,171)
Proceeds from lines of credit	543,707	362,791
Payment of debt issuance costs	—	(1,906)
Proceeds from issuance of long-term debt	—	6,162
Payments on financing obligations	(219)	(137)
Payments on long-term debt	(2,486)	(8,696)
Proceeds from exercise of stock options	21,200	812
Net cash provided by financing activities	97,795	79,855
Increase in cash, cash equivalents and restricted cash	6,885	2,638
Cash, cash equivalents and restricted cash, beginning of period	8,525	7,574
Cash, cash equivalents and restricted cash, end of period	$15,410	$10,212

Supplemental Cash Flow Information
Cash paid for interest	$16,911	$14,017
Cash paid for income taxes	$16,015	$29,860
Supplemental Information for Non-cash Investing and Financing Activities
Increase in current liabilities of property and equipment	$16,209	$10,852
Property and equipment reduction due to sale-leaseback	$(111,932)	$(46,184)
Property and equipment acquired under capital lease	$—	$1,006
Property and equipment additions due to build-to-suit lease transactions	$13,679	$—

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

The condensed consolidated balance sheets as of October 27, 2018 and October 28, 2017, the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 27, 2018 and October 28, 2017 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 27, 2018 and October 28, 2017 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 27, 2018 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 27, 2018 and January 28, 2017 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “third fiscal quarter 2019” relate to the thirteen weeks ended October 27, 2018 and references to “third fiscal quarter 2018” relate to the thirteen weeks ended October 28, 2017. References herein to “the nine months ended October 27, 2018” relate to the thirty-nine weeks ended October 27, 2018 and references to “the nine months ended October 28, 2017” relate to the thirty-nine weeks ended October 28, 2017. References herein to “second fiscal quarter 2019” relate to the thirteen weeks ended July 28, 2018.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the condensed consolidated financial statements and the accompanying notes. These reclassifications had no effect on previously reported results of operations or retained earnings.

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and thirty-nine weeks ended October 27, 2018 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents reserved for a specific purpose that is not readily available for immediate or general business use. Our restricted cash balance as of October 27, 2018 consists primarily of cash equivalents held for use in the purchase of property and equipment.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact ASU 2016-02 will have on the consolidated financial statements once implemented. We expect that upon adoption of ASU 2016-02, we will recognize right-of-use assets and liabilities that will be material to our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”).  ASU 2018-15 was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, with early

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

adoption permitted.  We expect to adopt this new guidance using the prospective method in the first quarter of our fiscal year ending January 25, 2020 and are currently evaluating the impact it will have on our consolidated financial statements once implemented.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	October 27, 2018	January 27, 2018	October 28, 2017	January 28, 2017

Cash and cash equivalents	$12,895	$8,525	$10,212	$7,092
Restricted cash	2,515	—	—	482
Cash, cash equivalents and restricted cash	$15,410	$8,525	$10,212	$7,574

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2.    Revenue Recognition

On January 28, 2018, we adopted ASU 2014-09 using the retrospective transition method. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Results for all reporting periods presented include the impact of the new guidance under ASU 2014-09, including prior periods that have been recast to reflect the estimated cost of returned assets within other current assets rather than netted with our sales returns reserve within other current liabilities. The adoption of ASU 2014-09 did not impact opening retained earnings as of January 28, 2018 and did not have a material impact on revenues recognized for the thirteen and thirty-nine weeks ended October 27, 2018.

The adoption of ASU 2014-09 had the following impact on our condensed consolidated balance sheets as of January 27, 2018 and October 28, 2017 (in thousands):

	Condensed Consolidated Balance Sheet as of January 27, 2018
		New Revenue
	As Reported	Standard	As Recast

Other current assets	$13,701	$952	$14,653
Total current assets	299,981	952	300,933
Total assets	1,373,289	952	1,374,241
Accrued and other current liabilities	88,547	952	89,499
Total current liabilities	342,721	952	343,673
Total liabilities	782,410	952	783,362
Total liabilities and shareholders' equity	1,373,289	952	1,374,241

	Condensed Consolidated Balance Sheet as of October 28, 2017
		New Revenue
	As Reported	Standard	As Recast

Other current assets	$4,607	$975	$5,582
Total current assets	297,574	975	298,549
Total assets	1,366,236	975	1,367,211
Accrued and other current liabilities	81,885	975	82,860
Total current liabilities	351,786	975	352,761
Total liabilities	798,733	975	799,708
Total liabilities and shareholders' equity	1,366,236	975	1,367,211

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The adoption of ASU 2014-09 had the following impact on our condensed consolidated statement of cash flows for the thirty-nine weeks ended October 28, 2017 (in thousands):

	Condensed Consolidated Statement of Cash Flows
	Thirty-nine Weeks Ended October 28, 2017
		New Revenue
	As Reported(a)	Standard	As Recast

Prepaid expenses and other current assets	$(1,607)	$103	$(1,504)
Accrued liabilities	3,100	(103)	2,997
Net cash provided by operating activities	36,458	—	36,458

(a)	Accrued liabilities have been reclassified in the prior period to conform with the current period presentation as discussed in Note 1 – Summary of Significant Accounting Policies.

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017

Home furnishings	45%	46%	50%	52%
Accent décor	51	50	46	45
Other	4	4	4	3
Total	100%	100%	100%	100%

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

We recognized approximately $3.5 million and $2.8 million in gift card redemption revenue for the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended October 27, 2018 and October 28, 2017. Of the total gift card redemption revenue, $1.3 million and $0.9 million for the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively, related to gift cards issued in prior periods. We recognized approximately $11.4 million and $8.6 million in gift card redemption revenue for the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirty-nine weeks ended October 27, 2018 and October 28, 2017. Of the total gift card redemption revenue, $2.6 million and $1.9 million for the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively, related to gift cards issued in prior periods.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We had outstanding gift card liabilities of $6.5 million, $5.8 million and $4.6 million as of October 27, 2018, January 27, 2018 and October 28, 2017, respectively, which are included in accrued and other current liabilities. Gift card redemption and breakage revenue for the thirteen and thirty-nine weeks ended October 27, 2018 and October 28, 2017 and gift card liabilities as of October 27, 2018, January 27, 2018 and October 28, 2017 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the thirteen weeks ended October 27, 2018 and October 28, 2017, we recognized approximately $0.8 million and $0.5 million, respectively, in revenue from our credit card program within net sales when earned. During the thirty-nine weeks ended October 27, 2018 and October 28, 2017, we recognized approximately $2.2 million and $0.7 million, respectively, in revenue from our credit card program within net sales when earned.

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

	October 27,	January 27,	October 28,
	2018	2018	2017

Accrued and other current liabilities	$2,790	$2,023	$2,272
Other current assets	1,176	952	975
Sales returns reserve, net	$1,614	$1,071	$1,297

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

At October 27, 2018, the fair value of our fixed rate mortgage due August 22, 2022 approximated the carrying value of $6.0 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

4.    Sale-Leaseback Transactions

In October 2018, we sold four of our properties in Gilbert, Arizona;  Pearland, Texas;  Richmond, Texas; and Rogers, Arkansas for a total of $56.5 million, resulting in a net gain of $3.1 million. Contemporaneously with the closing of the sale, we entered into two leases pursuant to which we leased back the properties for cumulative initial annual rent of $3.8 million, subject to annual escalations. The leases are being accounted for as operating leases. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, which ends in October 2033, subject to renewal options.

In July 2018, we sold three of our properties in Clarksville, Tennessee; Shreveport, Louisiana; and Wixom, Michigan for a total of $43.6 million, resulting in a net gain of $10.7 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.0 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, which ends in July 2033, subject to renewal options.

In February 2018, we sold four of our properties in Blaine, Minnesota; Fort Worth, Texas; Jackson, Mississippi; and Memphis, Tennessee for a total of $50.3 million, resulting in a net gain of $22.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.4 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, which ends in February 2033, subject to renewal options.

In August 2017, we sold six of our properties in Hoover, Alabama; Lafayette, Louisiana; Moore, Oklahoma; Olathe, Kansas; Orange Park, Florida; and Wichita, Kansas for a total of $62.6 million resulting in a net gain of $15.4 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $4.2 million, subject to annual escalations. The lease is being accounted for as an operating lease. The net gain on the sale of the properties has been deferred and is included in deferred rent liabilities in the accompanying condensed consolidated balance sheets. The gain will be amortized to rent expense on a straight-line basis through the lease term, or September 2032, subject to renewal options.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	October 27,	January 27,	October 28,
	2018	2018	2017

Inventory in-transit	$12,819	$14,618	$11,204
Accrued payroll and other employee-related liabilities	12,986	16,917	10,026
Accrued taxes, other than income	20,932	11,680	17,361
Accrued interest	5,142	4,173	4,129
Insurance liabilities	950	3,391	1,097
Gift card liability	6,477	5,787	4,595
Construction costs	19,332	9,661	14,498
Accrued inbound freight	10,241	10,796	5,481
Other	19,088	12,476	14,469
Total accrued liabilities	$107,967	$89,499	$82,860

6.    Revolving Line of Credit

Interest on borrowings under our $350.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%,  plus in each case, an applicable margin of 0.25% to 0.75% or (y) the bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 4.10% and 3.30% during the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively, and approximately 3.80% and 2.80% during the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively.

We have amended the agreement governing the ABL Facility (the “ABL Credit Agreement”) from time to time. After giving effect to such amendments, as of October 27, 2018, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

As of October 27, 2018, approximately $241.3 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately $104.0 million. As of October 27, 2018, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 27,	January 27,	October 28,
	2018	2018	2017

Term Loan	$290,250	$292,500	$293,250
Note payable, bank (a)	6,004	6,108	6,141
Obligations under capital leases	778	911	9,428
Total debt	297,032	299,519	308,819
Less: current maturities	3,325	3,316	4,146
Less: unamortized deferred debt issuance costs	5,288	6,301	6,636
Long-term debt	$288,419	$289,902	$298,037

(a)	Matures August 22, 2022; $34,483 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of the Borrower, various lenders and Bank of America, N.A., as administrative agent and collateral agent. The First Lien Agreement provides for a $300.0 million term loan (the “Term Loan”), which amount was borrowed on June 5, 2015. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.8 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen and thirty-nine weeks ended October 27, 2018. The Term Loan is prepayable, in whole or in part, without premium at our option.

On July 27, 2017, the Borrower entered into a First Amendment to the First Lien Agreement to permit the incurrence of additional indebtedness pursuant to the ABL Amendment and to make certain technical changes to conform to the terms of the ABL Amendment.

8.    Related Party Transactions

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman of the Board, Chief Executive Officer and President. During the thirteen and thirty-nine weeks ended October 27, 2018 and October 28, 2017, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. In addition, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. During each of the thirteen weeks ended October 27, 2018 and October 28, 2017, we paid MMI approximately  $0.2 million for fixtures, furniture and equipment and design related services. During the thirty-nine weeks ended October 27, 2018 and October 28, 2017, we paid MMI approximately $0.5 million and $0.4 million, respectively, for fixtures, furniture and equipment and design related services.

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

In December of 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts for a measurement period not to extend beyond one year from the enactment date of the Tax Act.  We recorded provisional amounts for the impact of the Tax Act during the fourth fiscal quarter 2018. As of October 27, 2018, we have substantially completed our analysis of the previously recorded provisional amounts and have concluded that no significant adjustments are needed.

Our effective tax rate for the thirteen weeks ended October 27, 2018 was 8.4% compared to 35.6% for the thirteen weeks ended October 28, 2017. Our effective tax rate for the thirty-nine weeks ended October 27, 2018 was (61.3)% compared to 37.2% for the thirty-nine weeks ended October 28, 2017. The effective tax rate for the thirteen weeks ended October 27, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $1.4 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the thirty-nine weeks ended October 27, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $9.8 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for each of the thirteen and thirty-nine weeks ended October 28, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes and a strategic restructuring that impacted deferred tax assets as well as a release of the valuation allowance for state net operating losses.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 27, 2018 and October 28, 2017 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Numerator:
Net income	$11,090	$2,375	$19,383	$21,957

Denominator:
Weighted average common shares outstanding-basic	63,497,334	60,427,649	62,718,485	60,399,546
Effect of dilutive securities:
Stock options and restricted stock units	3,107,304	3,557,421	3,678,328	2,744,214
Weighted average common shares outstanding-diluted	66,604,638	63,985,070	66,396,813	63,143,760

Per common share:
Basic net income per common share	$0.17	$0.04	$0.31	$0.36
Diluted net income per common share	$0.17	$0.04	$0.29	$0.35

For the thirteen weeks ended October 27, 2018 and October 28, 2017, approximately 2,992,403 and 12,422, respectively, of stock options and restricted stock units were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive. For the thirty-nine weeks ended October 27, 2018 and October 28, 2017, approximately 1,629,848 and 974,802, respectively, of stock options and restricted stock units were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

12.    Stock-Based Compensation

On September 28, 2018,  we made grants of 145,485 options and 5,709 restricted stock units to our Chief Financial Officer, Jeffrey R. Knudson, under the At Home Group Inc. Equity Incentive Plan (the “2016 Equity Plan”). Non-cash stock-based compensation expense associated with the grants of options and restricted stock units is approximately $2.5 million in the aggregate, which will be expensed over the requisite service period of three to four years, as applicable under the terms of the grant.

On September 12, 2018, we made a grant of restricted stock units covering, in the aggregate, 150,400 shares of common stock of the Company to certain employees under the 2016 Equity Plan. Non-cash stock-based compensation expense associated with the grant is approximately $3.4 million in the aggregate, which will be expensed over the requisite service period of four years. Forfeiture assumptions for the grants were estimated based on historical experience.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On April 3, 2018, we made a grant of 663,247 options to members of our senior management team and 49,189 restricted stock units to our independent directors and members of our senior management team under the 2016 Equity Plan. Non-cash stock-based compensation expense associated with the grant of options is approximately $8.5 million, which will be expensed over the requisite service period of three to four years. Non-cash stock-based compensation expense associated with the grant of restricted stock units is approximately $1.5 million, which will be expensed over the requisite service period of one to three years. Forfeiture assumptions for the grants were estimated based on historical experience.

13.    Subsequent Events

On November 27, 2018, we amended our existing senior secured term loan facility. At Home II and the Borrower entered into the Second Amendment (the “Term Loan Amendment”) with the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which amends the First Lien Agreement, dated June 5, 2015, as amended (the “Term Loan Facility”).

 Pursuant to the Term Loan Amendment, among other things, the Borrower borrowed an additional $50.0 million in incremental term loans, increasing the principal amount outstanding thereunder to $339.5 million. Voluntary prepayments of the term loans under the Term Loan Facility are permitted at any time, in certain minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the date of the Term Loan Amendment. Net proceeds from the incremental term loans were used to repay approximately $49.6 million of borrowings under our ABL Facility.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019 and references herein to “fiscal year 2018” relate to the 52 weeks ended January 27, 2018. References herein to “third fiscal quarter 2019” and “third fiscal quarter 2018” relate to the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively. References herein to “the nine months ended October 27, 2018” and “the nine months ended October 28, 2017” relate to the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively. References herein to “second fiscal quarter 2019” relate to the thirteen weeks ended July 28, 2018.

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

As of October 27, 2018, our store base is comprised of 173 large format stores across 36 states, averaging approximately 110,000 square feet per store. Over the past five completed fiscal years we have opened 98 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past five fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, we implemented a merchandise planning system and upgraded our inventory allocation system to better manage the flow of inventory for each store and corresponding customer base. We also continue to make investments relating to a second distribution center in Pennsylvania that we currently plan to open in the fiscal year ending January 25, 2020 (“fiscal year 2020”) and expect to incur incremental net operating costs in connection therewith during fiscal year 2020 that will impact our operating margins. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

Pricing strategy. We are committed to providing our products at everyday low prices. We value engineer products in collaboration with our suppliers to recreate the “look” that we believe our customer wants while eliminating the costly construction elements that our customer does not value. We believe our customer views shopping At Home as an in-person experience through which our customer can see and feel the quality of our products and physically assemble a desired aesthetic. This design approach allows us to deliver an attractive value to our customer, as our products are typically less expensive than other branded products with a similar look. We employ a simple everyday low pricing strategy that consistently delivers savings to our customer without the need for extensive promotions, as evidenced by over 80% of our net sales occurring at full price.

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Recently proposed tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. While we believe the direct effect of the recent tariffs as adopted would not have a material impact on our business due to a combination of supplier negotiations, direct sourcing and strategic price increases, gross profit could be adversely affected if these initiatives are not successful or if the proposed tariffs increase.

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

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, including with respect to freight costs, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. Currently, we are facing inflationary pressure on freight costs, which we believe are being heightened by tariff-related shipment surges and port congestion. In response to increasing commodity prices, freight costs or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth.  In particular, we have expanded our marketing and advertising spend as a percentage of net sales in each of the fiscal years since our initial public offering and expect that marketing and advertising spend will continue to increase as a percentage of net sales in future fiscal years. For fiscal 2019, we anticipate that total marketing and advertising expense will increase to approximately 3% of net sales.

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

Adjusted EBITDA is defined as net income before net interest expense, loss from early extinguishment of debt, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name and non-cash rent. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net income, adjusted for impairment charges, loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises,  non-cash stock-based compensation expense related to the special one-time grant of stock options to our Chairman and Chief Executive Officer, costs associated with the resignation of our former Chief Financial Officer  (the “CFO Transition”),  transaction costs related to our initial public offering and the registration and sale of shares of our common stock on behalf of certain existing stockholders, losses incurred due to the modification of debt and tax impacts associated with the federal tax reform legislation enacted on December 22, 2017 (the “Tax Act”). We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$267,180	$212,954	$811,833	$656,859
Cost of sales	181,189	150,292	543,221	449,287
Gross profit	85,991	62,662	268,612	207,572
Operating expenses
Selling, general and administrative expenses	65,342	51,775	232,398	152,159
Depreciation and amortization	1,553	1,571	4,747	4,522
Total operating expenses	66,895	53,346	237,145	156,681
Operating income	19,096	9,316	31,467	50,891
Interest expense, net	6,992	5,626	19,450	15,934
Income before income taxes	12,104	3,690	12,017	34,957
Income tax provision (benefit)	1,014	1,315	(7,366)	13,000
Net income	$11,090	$2,375	$19,383	$21,957
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8%	70.6%	66.9%	68.4%
Gross profit	32.2%	29.4%	33.1%	31.6%
Operating expenses
Selling, general and administrative expenses	24.5%	24.3%	28.6%	23.2%
Depreciation and amortization	0.6%	0.7%	0.6%	0.7%
Total operating expenses	25.0%	25.1%	29.2%	23.9%
Operating income	7.1%	4.4%	3.9%	7.7%
Interest expense, net	2.6%	2.6%	2.4%	2.4%
Income before income taxes	4.5%	1.7%	1.5%	5.3%
Income tax provision (benefit)	0.4%	0.6%	(0.9)%	2.0%
Net income	4.2%	1.1%	2.4%	3.3%
Operational Data:
Total stores at end of period	173	144	173	144
New stores opened	9	8	27	23
Comparable store sales	5.2%	7.1%	2.9%	6.9%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$67,842	$50,799	$213,437	$170,665
Store-level Adjusted EBITDA margin(2)	25.4%	23.9%	26.3%	26.0%
Adjusted EBITDA(2)	$39,081	$27,633	$131,741	$102,707
Adjusted EBITDA margin(2)	14.6%	13.0%	16.2%	15.6%
Adjusted Net Income(3)	$12,019	$4,591	$54,769	$27,647

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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) (defined therein as “Consolidated EBITDA”) and our $300.0 million term loan (the “Term Loan”) (defined therein as “Consolidated Cash EBITDA”). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of costs associated with new store openings and certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions. Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017

Net income	$11,090	$2,375	$19,383	$21,957
Interest expense, net	6,992	5,626	19,450	15,934
Income tax provision (benefit)	1,014	1,315	(7,366)	13,000
Depreciation and amortization(a)	14,852	12,255	40,783	34,943
EBITDA	$33,948	$21,571	$72,250	$85,834
Consulting and other professional services(b)	1,270	1,756	5,182	4,553
Stock-based compensation expense(c)	1,595	710	4,311	1,795
Stock-based compensation related to special one-time IPO bonus grant(d)	—	2,719	2,521	8,156
Stock-based compensation related to one-time CEO grant(e)	—	—	41,475	—
Non-cash rent(f)	926	657	3,919	2,164
Other(g)	1,342	220	2,083	205
Adjusted EBITDA	$39,081	$27,633	$131,741	$102,707
Costs associated with new store openings(h)	4,411	4,514	13,030	12,514
Corporate overhead expenses(i)	24,350	18,652	68,666	55,444
Store-level Adjusted EBITDA	$67,842	$50,799	$213,437	$170,665

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of income.

(b)

Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders.

(c)

Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors.

(d)

Non-cash stock-based compensation expense associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(e)

Non-cash stock-based compensation expense associated with a special one-time grant of stock options to our Chairman and Chief Executive Officer that vested and was fully recognized in the second fiscal quarter 2019 (the “CEO grant”), which we do not consider in our evaluation of our ongoing performance.

(f)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(2.3) million and $(1.6) million during the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively, and $(6.4) million and $(4.5) million during the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(g)

Other adjustments include amounts our management believes are not representative of our ongoing operations, including a payroll tax expense of $0.2 million and $0.8 million related to the exercise of stock options for the thirteen and thirty-nine weeks ended October 27, 2018, respectively, and costs incurred of $1.1 million related to the CFO Transition in the third fiscal quarter 2019.

(h)

Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened nine and eight new stores during the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively, and 27 and 23 new stores during the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively.

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

(3)	The following table reconciles our net income to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017

Net income as reported	$11,090	$2,375	$19,383	$21,957
Adjustments:
Loss on modification of debt(a)	—	—	—	179
Stock-based compensation related to special one-time IPO bonus grant(b)	—	2,719	2,521	8,156
Payroll tax expense related to special one-time IPO bonus stock option exercises(c)	18	—	64	—
Stock-based compensation related to one-time CEO grant(d)	—	—	41,475	—
CFO Transition costs(e)	1,129	—	1,129	—
Transaction costs(f)	300	724	1,478	724
Tax impact of adjustments to net income(g)	(350)	(1,227)	(10,716)	(3,369)
Tax impact (benefit) related to special one-time IPO bonus stock option exercises(h)	(168)	—	(565)	—
Adjusted Net Income	$12,019	$4,591	$54,769	$27,647

(a)	Non-cash loss due to a change in the ABL Facility lenders under the ABL Amendment resulting in immediate recognition of a portion of the related unamortized deferred debt issuance costs.

(b)

Non-cash stock-based compensation expense associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(c)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(d)

Non-cash stock-based compensation expense associated with the CEO grant, which we do not consider in our evaluation of our ongoing performance. The CEO grant vested and was fully recognized in the second fiscal quarter 2019.

(e)	Costs related to the CFO Transition in the third fiscal quarter 2019.

(f)	Charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders, which we do not consider in our evaluation of our ongoing performance.

(g)

Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net income, the adjusted effective tax rate for the thirteen and thirty-nine weeks ended October 27, 2018 was 11.3% and 6.7%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2017 was 35.6% and 37.2%, respectively.

(h)	Represents the income tax impact (benefit) related to stock option exercises associated with the IPO grant.

Thirteen Weeks Ended October 27, 2018 Compared to Thirteen Weeks Ended October 28, 2017

Net Sales

Net sales increased $54.2 million, or 25.5%, to $267.2 million for the thirteen weeks ended October 27, 2018 from $213.0 million for the thirteen weeks ended October 28, 2017. The increase was primarily driven by approximately

$44.8 million of incremental revenue from the net addition of 29 new stores opened since October 28, 2017 as well as the addition of a number of stores that were opened prior to October 28, 2017 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The remaining $9.4 million increase in net sales is attributable to comparable store sales, which increased 5.2% during the thirteen weeks ended October 27, 2018, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $30.9 million, or 20.6%, to $181.2 million for the thirteen weeks ended October 27, 2018 from $150.3 million for the thirteen weeks ended October 28, 2017. This increase was primarily driven by the 25.5% increase in net sales for the thirteen weeks ended October 27, 2018 compared to the thirteen weeks ended October 28, 2017, which resulted in a $18.2 million increase in merchandise costs. In addition, during the thirteen weeks ended October 27, 2018, we recognized a $2.6 million increase in depreciation and amortization and a $7.4 million increase in store occupancy costs, in each case as a result of new store openings since October 28, 2017.

Gross Profit and Gross Margin

Gross profit was $86.0 million, or 32.2% of net sales, for the thirteen weeks ended October 27, 2018, an increase of $23.3 million from $62.7 million, or 29.4% of net sales, for the thirteen weeks ended October 28, 2017. The increase in gross profit was primarily driven by increased sales volume from the net addition of 29 new stores opened since October 28, 2017 as well as a 5.2% increase in comparable store sales. Gross margin increased 280 basis points during the thirteen weeks ended October 27, 2018 when compared to the thirteen weeks ended October 28, 2017. The increase was primarily driven by product margin improvement, which included benefits from direct sourcing. This increase in gross margin was partially offset by increased occupancy costs resulting from our fiscal year 2019 and 2018 sale-leaseback transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65.3 million for the thirteen weeks ended October 27, 2018 compared to $51.8 million for the thirteen weeks ended October 28, 2017, an increase of $13.5 million or 26.2%. As a percentage of sales, SG&A increased 20 basis points for the thirteen weeks ended October 27, 2018 to 24.5% from 24.3% for the thirteen weeks ended October 28, 2017, primarily due to an increase in labor expense related to increased store labor hours, increased marketing and advertising expenses and costs associated with the CFO Transition. The impact of these increases was partially offset by the nonrecurrence of stock-based compensation expenses associated with the IPO grant,  the derived service period of which ended in the second fiscal quarter 2019. SG&A expenses include corporate overhead expenses, which represented $4.2 million of the increase, primarily attributable to increased payroll and administrative expenses to support our growth strategies, costs associated with the CFO Transition and transaction costs related to our secondary offerings. The impact of these increases was partially offset by the nonrecurrence of stock-based compensation expenses associated with the IPO grant. SG&A expenses also include expenses related to store operations, which represented $6.6 million of the increase, primarily driven by additional headcount for our new stores and increased store labor hours.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $7.7 million for the thirteen weeks ended October 27, 2018 compared to $5.0 million for the thirteen weeks ended October 28, 2017, an increase of $2.7 million or 53.8%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.1 million and $0.5 million for the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively.

Interest Expense, Net

Interest expense, net increased to $7.0 million for the thirteen weeks ended October 27, 2018 from $5.6 million for the thirteen weeks ended October 28, 2017, an increase of $1.4 million. The increase in interest expense is primarily due to increases in the average interest rates applicable to our variable rate debt during the period in addition to increased borrowings under our ABL Facility to support our growth strategies. The effective interest rate for the ABL Facility was approximately 4.10% and 3.30% during the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively.

Income Tax Provision

Income tax expense was $1.0 million for the thirteen weeks ended October 27, 2018 compared to income tax expense of $1.3 million for the thirteen weeks ended October 28, 2017. The effective tax rate for the thirteen weeks ended October 27, 2018 was 8.4% compared to 35.6% for the thirteen weeks ended October 28, 2017. The effective tax rate for the thirteen weeks ended October 27, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $1.4 million of excess tax benefit realized related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended October 28, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes and a strategic restructuring that impacted deferred tax assets.

Thirty-nine Weeks Ended October 27, 2018 Compared to Thirty-nine Weeks Ended October 28, 2017

Net Sales

Net sales increased $154.9 million, or 23.6%, to $811.8 million for the thirty-nine weeks ended October 27, 2018 from $656.9 million for the thirty-nine weeks ended October 28, 2017. The increase was primarily driven by approximately $138.1 million of incremental revenue from the net addition of 29 new stores opened since October 28, 2017 as well as the addition of a number of stores that were opened prior to October 28, 2017 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The remaining $16.8 million increase in net sales is attributable to comparable store sales, which increased 2.9% during the thirty-nine weeks ended October 27, 2018, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $93.9 million, or 20.9%, to $543.2 million for the thirty-nine weeks ended October 27, 2018 from $449.3 million for the thirty-nine weeks ended October 28, 2017. This increase was primarily driven by the 23.6% increase in net sales for the thirty-nine weeks ended October 27, 2018 compared to the thirty-nine weeks ended October 28, 2017, which resulted in a $60.0 million increase in merchandise costs. In addition, during the thirty-nine weeks ended October 27, 2018, we recognized a $5.6 million increase in depreciation and amortization and a $22.2 million increase in store occupancy costs, in each case as a result of new store openings since October 28, 2017.

Gross Profit and Gross Margin

Gross profit was $268.6 million, or 33.1% of net sales, for the thirty-nine weeks ended October 27, 2018, an increase of $61.0 million from $207.6 million, or 31.6% of net sales, for the thirty-nine weeks ended October 28, 2017. The increase in gross profit was primarily driven by increased sales volume from the net addition of 29 new stores opened since October 28, 2017 as well as a 2.9% increase in comparable store sales. Gross margin increased 150 basis points during the thirty-nine weeks ended October 27, 2018 when compared to the thirty-nine weeks ended October 28, 2017. The increase was primarily driven by product margin improvement, which included benefits from direct sourcing, and the nonrecurrence during the thirty-nine weeks ended October 27, 2018 of distribution center costs associated with investments in incremental inventory incurred during the thirty-nine weeks ended October 28, 2017. This increase in gross margin was partially offset by increased occupancy costs resulting from our fiscal year 2019 and 2018 sale-leaseback transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $232.4 million for the thirty-nine weeks ended October 27, 2018 compared to $152.2 million for the thirty-nine weeks ended October 28, 2017, an increase of $80.2 million or 52.7%. As a percentage of sales, SG&A increased 540 basis points for the thirty-nine weeks ended October 27, 2018 to 28.6% from 23.2% for the thirty-nine weeks ended October 28, 2017, primarily due to $41.5 million in stock-based compensation expense associated with the CEO grant, an increase in labor expense related to increased store labor hours and increased marketing and advertising expenses, which was partially offset by the nonrecurrence of stock-based compensation expenses associated with the IPO grant, the derived service period of which ended in the second fiscal quarter 2019. SG&A expenses include corporate overhead expenses, which represented $51.9 million of the increase, primarily attributable to the $41.5 million one-time CEO grant as well as increased payroll and administrative expenses to support our growth strategies and transaction costs related to our secondary offerings, which was partially offset by a decrease of stock-based compensation expenses associated with the IPO grant. SG&A expenses also include expenses related to store operations, which represented $19.9 million of the increase, primarily driven by additional headcount for our new stores and increased store labor hours.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $25.7 million for the thirty-nine weeks ended October 27, 2018 compared to $17.3 million for the thirty-nine weeks ended October 28, 2017, an increase of $8.4 million or 48.7%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.6 million and $1.5 million for the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively.

Interest Expense, Net

Interest expense, net increased to $19.5 million for the thirty-nine weeks ended October 27, 2018 from $15.9 million for the thirty-nine weeks ended October 28, 2017, an increase of $3.6 million. The increase in interest expense is primarily due to increases in the average interest rates applicable to our variable rate debt during the period in addition to increased borrowings under our ABL Facility to support our growth strategies. The effective interest rate for the ABL Facility was approximately 3.80% and 2.80% during the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively.

Income Tax Provision

Income tax benefit was $7.4 million for the thirty-nine weeks ended October 27, 2018 compared to income tax expense of $13.0 million for the thirty-nine weeks ended October 28, 2017. The effective tax rate for the thirty-nine weeks ended October 27, 2018 was (61.3)% compared to 37.2% for the thirty-nine weeks ended October 28, 2017. The effective tax rate for the thirty-nine weeks ended October 27, 2018 differs from the current federal statutory rate of 21% primarily due to the recognition of $9.8 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for the thirty-nine weeks ended October 28, 2017 differs from the previous federal statutory rate of 35% primarily due to the impact of state and local income taxes, a strategic restructuring that impacted deferred tax assets, excess tax benefits realized as well as a release of the valuation allowance for state net operating losses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated by operating activities, proceeds from sale-leaseback transactions and borrowings under our ABL Facility and Term Loan (as described in “—Term Loan”). Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our ABL Facility. Our primary cash needs are for day-to-day operations, to provide for infrastructure investments in our stores, to finance new store openings, to pay interest and principal on our indebtedness and to fund working capital requirements for seasonal inventory builds and new store inventory purchases.

As of October 27, 2018, we had $12.9 million of cash and cash equivalents and $104.0 million in borrowing availability under our ABL Facility. At that date, there were $0.5 million in face amount of letters of credit that had been issued under the ABL Facility.  The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan. The interest rate on the Term Loan is variable; based on LIBOR rates in effect at October 27, 2018, our obligations under the Term Loan bore interest at a rate of 5.8%. The Term Loan is repayable in equal quarterly installments of approximately $0.8 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 27, 2018 were approximately $170.3 million, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $62.4 million. We estimate that our capital expenditures for the fiscal year ending January 26, 2019, which includes investments in our expected second distribution center, will be in the range of $225 million to $235 million, net of net proceeds from sale-leaseback transactions of $148 million. Net capital expenditures for the thirty-nine weeks ended October 27, 2018 were $121.6 million. We also plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2018, we opened 26 new stores, net of two relocated stores,  and 24 new stores, net of two relocated stores and one store closure, during the thirty-nine weeks ended October 27, 2018. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect remaining fiscal year 2019 net capital expenditures to be primarily financed in the same manner.

Based on our growth plans, we believe that our cash position, net cash provided by operating activities, borrowings under our ABL Facility and sale-leaseback transactions will be adequate to finance our planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and the foreseeable future thereafter. If cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

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

In October 2018, we sold four of our properties in Gilbert, Arizona; Pearland, Texas; Richmond, Texas; and Rogers, Arkansas for a total of $56.5 million. Contemporaneously with the closing of the sale, we entered into two leases pursuant to which we leased back the properties for cumulative initial annual rent of $3.8 million, subject to annual escalations.

 Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirty-nine Weeks Ended
	October 27, 2018	October 28, 2017

Net Cash Provided by Operating Activities	$30,707	$36,458
Net Cash Used in Investing Activities	(121,617)	(113,675)
Net Cash Provided by Financing Activities	97,795	79,855
Increase in Cash, Cash Equivalents and Restricted Cash	6,885	2,638

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $30.7 million for the thirty-nine weeks ended October 27, 2018 compared to net cash provided by operating activities of $36.5 million for the thirty-nine weeks ended October 28, 2017. The $5.8 million decrease in cash provided by operating activities was primarily due to a $45.6 million increase in purchases of merchandise inventories. The decrease in cash provided by operating activities was partially offset by a $13.8 million decrease in cash paid for income taxes and a $24.8 million increase in the cash portion of operating income, which was impacted during the period by non-cash stock-based compensation expense of $38.4 million and depreciation and amortization of $5.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $121.6 million for the thirty-nine weeks ended October 27, 2018 compared to $113.7 million for the thirty-nine weeks ended October 28, 2017. The $7.9 million increase in cash used in investing activities was driven by an increase in capital expenditures of $94.0 million, which was partially offset by an increase in sale-leaseback proceeds of $86.8 million. Capital expenditures of $270.1 million for the thirty-nine weeks ended October 27, 2018 consisted of $238.8 million invested in new store growth with the remaining $31.3 million primarily related to investments in information technology, maintenance expenditures, existing stores and the second distribution center. Capital expenditures of $176.1 million for the thirty-nine weeks ended October 28, 2017 consisted of $160.8 million invested in new store growth with the remaining $15.3 million primarily related to investments in information technology, maintenance expenditures, our distribution center and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $97.8 million for the thirty-nine weeks ended October 27, 2018 compared to $79.9 million for the thirty-nine weeks ended October 28, 2017, an increase of $17.9 million primarily due to proceeds from the exercise of stock options of $20.4 million, which was partially offset by a  $4.3 million decrease in net borrowings under our ABL Facility.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the fair value of the landlord’s building and construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of the construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our condensed consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of October 27, 2018, we have not derecognized any landlord assets or associated financing obligations.

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

On November 27, 2018, At Home II and the Borrower entered into the Second Amendment (the “Term Loan Amendment”) with the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which amends the First Lien Agreement, dated June 5, 2015, as amended (the “Term Loan Facility”).

 Pursuant to the Term Loan Amendment, among other things, the Borrower borrowed an additional $50.0 million in incremental term loans, increasing the principal amount outstanding thereunder to $339.5 million. Voluntary prepayments of the term loans under the Term Loan Facility are permitted at any time, in certain minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the date of the Term Loan Amendment. Net proceeds from the incremental term loans were used to repay approximately $49.6 million of borrowings under our ABL Facility.

The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of October 27, 2018 and October 28, 2017, we were in compliance with all covenants prescribed under the Term Loan.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Credit Agreement from time to time. After giving effect to such amendments, as of October 27, 2018, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended).

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 4.10% and 3.30% during the thirteen weeks ended October 27, 2018 and October 28, 2017, respectively, and approximately 3.80% and 2.80% during the thirty-nine weeks ended October 27, 2018 and October 28, 2017, respectively.

As of October 27, 2018, approximately $241.3 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately $104.0 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of October 27, 2018 and October 28, 2017, we were in compliance with all covenants under the ABL Facility.

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

Off-Balance Sheet Arrangements

We have not historically entered into off-balance sheet arrangements, other than operating lease commitments, letters of credit and purchase obligations in the normal course of our operations.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact ASU 2016-02 will have on the consolidated financial statements once implemented. We expect that upon adoption of ASU 2016-02, we will recognize right-of-use assets and liabilities that will be material to our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We expect to adopt this new guidance using the prospective method in the first quarter of fiscal year 2020 and are currently evaluating the impact it will have on our consolidated financial statements once implemented.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of October 27, 2018, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $5.3 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 27, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
†10.1

Offer Letter from At Home Group Inc. to Jeff Knudson dated as of August 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2018 (File No. 001-37849)).

†10.2

Employment Agreement by and between At Home RMS Inc. and Jeffrey R. Knudson, dated as of November 8, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 001-37849)).

†10.3

Separation and Release Agreement, by and between Judd T. Nystrom and At Home RMS Inc., dated as of November 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 001-37849)).

†10.4

Form of Employment Agreement with At Home RMS Inc. and each of Sumit Anand, Elizabeth Galloway and Wendy Fritz (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 30, 2018 (File No. 001-37849)).

10.5

Second Amendment to the Senior Secured Term Loan Facility, dated November 27, 2018, by and between At Home Holding III Inc., as the borrower, At Home Holding II Inc., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2018 (File No. 001-37849)).

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

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description of Exhibit
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

†Indicates management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

December 6, 2018	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

December 6, 2018	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)