Form 10-K
period 2019-01-26
At Home Group Inc.
filed 2019-03-27
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 28, 2018, based upon the closing price of the Registrant's common stock as reported on the New York Stock Exchange on July 27, 2018, was $1,202,740,687.

There were 63,648,028 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 26, 2019.

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

As of January 26, 2019, our store base was comprised of 180 stores across 37 states, averaging approximately 110,000 square feet per store. We utilize a flexible and disciplined real estate strategy that allows us to successfully open and operate stores from 75,000 to 165,000 square feet across a wide range of formats and markets. Virtually all of our stores that were open as of the beginning of fiscal year 2019 are profitable, and stores that have been open for more than a year average approximately $7 million in net sales. Our Plano, Texas distribution center should be able to support up to approximately 220 stores, and together with our second distribution center in Carlisle, Pennsylvania, which is expected to become fully operational in the fiscal year ending January 25, 2020 (“fiscal year 2020”),  our distribution centers should collectively be able to support more than 350 stores. In addition, based on our internal analysis and research conducted for us by Buxton Company, a leading real estate analytics firm (referred to herein as “Buxton”), we believe that we have the potential to expand to at least 600 stores in the United States over the long term although we do not currently have an anticipated timeframe to reach this potential.

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

On December 11, 2017, we completed a secondary offering in which our Sponsors sold an aggregate of 5,750,000 shares of our common stock (which included 750,000 shares subject to the underwriters’ over-allotment option). On April 2, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 6,900,000 shares of our common stock (which included 900,000 shares subject to the underwriters’ over-allotment option). On June 14, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 8,450,000 shares of our common stock (which included 450,000 shares subject to the underwriters’ over-allotment option). On September 11, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 10,000,000 shares of our common stock. We did not sell any shares of our common stock in, or receive any proceeds from, these secondary offerings. After giving effect to these secondary offerings, the Sponsors held approximately 26.5% of our outstanding common stock.

Our Growth Strategies

We expect to continue our strong sales growth and leading profitability by pursuing the following strategies:

Expand Our Store Base

We believe there is a significant whitespace opportunity to expand in both existing and new markets in the United States. Over the long term, we believe we have the potential to expand to at least 600 stores in the United States based on our internal analysis and research conducted by Buxton. During fiscal year 2019, we opened 31 new stores, net of two relocations and one store closure. During fiscal year 2020, we expect to open 32 net new stores and we plan to continue to grow our store base at a compound annual growth rate of approximately 15% to 20% for the foreseeable future. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long‑term potential. We believe our Plano, Texas distribution center should be able to support up to approximately 220 stores, and together with our second distribution center in Carlisle, Pennsylvania, which is expected to become fully operational in fiscal year 2020, should collectively be able to support more than 350 stores.

We have used our site selection model to score over 20,000 big box retail locations throughout the United States, which positions us to be able to act quickly as locations become available, and we have developed detailed market maps for each U.S. market that guide our deliberate expansion strategy. We have opened stores in a mix of existing and new markets. New stores in existing markets have increased our total market share due to higher brand awareness. We believe there is still considerable opportunity to continue adding locations in even our most established markets. In addition, we anticipate a limited number of relocations periodically as we evaluate our position in the market upon the impending expiration of lease terms. We have demonstrated our ability to open stores successfully in a diverse range of new markets across the country. Our portable concept has delivered consistent store economics across all markets, from smaller, less dense locations to larger, more heavily populated metropolitan areas. We have delivered over 20% year‑over‑year net sales growth in each of the past nineteen consecutive fiscal quarters.

Our new store model combines high average unit volumes and high margins with low net capital investment and occupancy costs, resulting in cash flow generation early in the life of a store. Our stores typically mature within six months of opening. On average, our new store sites which are leased or purchased require approximately $3 million to $4 million of net investment and our new build stores require approximately $2 million to $3 million of net investment (net of sale leaseback proceeds). We have delivered an average payback period of approximately two years for our new leased and purchased stores and less than one and a half years for our new build stores. For fiscal years 2019, 2018 and 2017, 74%, 75% and 83% of our new stores, respectively, have been leased at the time of opening.

Drive Comparable Store Sales

We have achieved positive comparable store sales in each of the last twenty consecutive fiscal quarters, ranging from 0.9% to 11.4% and averaging 5.0% growth over the period. Comparable store sales can be impacted by various factors from period to period, including adverse weather conditions, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business”. We will seek to continue to drive demand and customer spend by providing a targeted, exciting product selection and a differentiated shopping experience, including the following specific strategic initiatives:

•	Grow the At Home brand through marketing and advertising as well as community engagements that target the home décor enthusiast to drive increased traffic to our stores;

•	Continuously introduce new and on‑trend products to appeal to a wide range of customers and improve the mix of our product assortment;

•	Enhance inventory planning and allocation capabilities to get the right products in the right store at the right time;

•	Enhance direct sourcing of our products in order to provide everyday low prices and give value back to consumers;

•	Continue to strengthen our visual merchandising such as vignettes, end caps and feature tables to inspire our customers and generate in‑store demand;

•	Leverage private label and co-branded consumer credit card program to reward customers for continued loyalty while also providing promotional financing offers on qualifying purchases;

•	Expand Insider Perks loyalty program for frequent shoppers to provide customers with offers, rewards and other benefits; and

•	Leverage our Customer Relationship Management system to provide further visibility into our customers' preferences and spending patterns.

Build the At Home Brand and Create Awareness

During fiscal year 2015, we launched the At Home brand, which we believe better communicates our positioning as the leading home décor superstore. Additionally, we re‑established a marketing function and reinstated marketing spend to highlight our new brand, broad product offering and compelling value proposition. Given the relative newness and limited awareness of the At Home brand in certain markets, we believe there is still a significant opportunity to grow our brand and build awareness in both existing and new markets.

To address this opportunity, we have increased our marketing spend in recent years to improve our brand awareness and to drive traffic to our website and to our stores. We increased spend from nearly zero in fiscal year 2013 to approximately 2.5% of net sales in fiscal year 2017, approximately 2.7% of net sales in fiscal year 2018 and approximately 3.1% of net sales in fiscal year 2019. We intend to continue to allocate marketing spend to both traditional and digital media to increase awareness of our differentiated value proposition among specialty home décor retail and to drive both new and existing customers to our stores.

Continue Enhancing Shopping Experience through Digital Initiatives

Through our customer research, we have learned that while many home décor shoppers prefer to browse online for ideas, inspiration and general product information, they prefer to complete their home décor purchases in person. Through our email database of over 5 million addresses, our text program and our website, we are able to share new product launches, highlight our key categories and provide our customers with décor ideas and inspiration. In addition, we launched our Insider Perks program in the second half of fiscal year 2018, which has 3.9 million members as of January 26, 2019. Our Insider Perks program members have exclusive access to an annual birthday offer, advanced notice of new merchandise, “flash find” deals and clearance events, as well as compelling content from home décor influencers.

In fiscal year 2019, we continued to make enhancements to our website, such as adding new product display pages to optimize user experience and providing recommendations on similar products that may interest the customer. We also piloted local in-stock availability in select markets, which we plan to expand in fiscal year 2020. Our upgraded website also allows for easier navigation of our broad product assortment, encouraging customers to browse online to find products that appeal to their needs before coming to our stores.

Our Industry

We compete in the large, growing and highly fragmented home furnishings and décor market. The industry had total sales of approximately $198 billion in 2017 according to Home Furnishings News, and has enjoyed stable growth over the last several years. This growth trend is expected to continue, with Euromonitor forecasting an annual growth rate of approximately 3.1% from 2018 to 2022.

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

•

Online home décor retailers (e.g., Wayfair) offer a broad selection of products in home furnishings and décor that is typically weighted toward more expensive items. Conversely, we focus primarily on the attractive decorative accents and accessories portion of the market, generating an average basket of approximately $65, where we can employ our efficient operating model to generate attractive economics. Other online retailers (e.g., Amazon) may offer home décor products, but we believe we are able to offer a comparable breadth of product assortment and frequently lower prices. In addition, according to a study performed by Cooper Roberts Research in fiscal year 2018, while home décor shoppers may prefer browsing online, they value low prices, a wide selection and the opportunity to experience the look-and-feel of products in stores before making a purchase.

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

We employ an everyday low pricing strategy that offers our customers the best possible pricing without the need for consistent discounts or promotions. When customers view our prices, they can be confident in the value they receive and do not need to wait for sales or coupons to make purchasing decisions. We believe this results in consistent traffic to our stores. Over 80% of our net sales occur at full price, with the balance attributable to selective markdowns used to clear slow-moving inventory or post‑dated seasonal product. For the limited set of products that are directly comparable to products offered by other retailers, we seek to offer prices significantly below our specialty competitors and at or below our mass retail competitors. We allow for merchandise to be returned within 60 days from the purchase date.

Our merchant team consists of approximately 110 people and includes a Chief Merchandising Officer, general merchandising managers, divisional merchandising managers, buyers, assistant buyers and merchandising support staff, an inventory planning and allocation team, product development and trend team and a direct sourcing team. Our inventory planners work with our buyers to ensure that the appropriate level of inventory for each product is stocked across our store base. We purchase our inventory through a centralized system that buys for the entire chain versus individual stores. We believe this strategy allows us to take advantage of volume discounts and improves controls over inventory and product mix to ensure that we are disciplined about the level of inventory we carry.

Product Mix

Home furnishings, which generally consists of accent furniture, furniture, mirrors, patio cushions, rugs and wall art, comprised approximately 45%, 46% and 48% of total net sales for fiscal years 2019, 2018 and 2017, respectively. In addition, accent décor, which generally consists of artificial flowers and trees, bath, bedding, candles, garden and outdoor décor, holiday accessories, home organization, pillows, pottery, vases and window treatments, comprised approximately 51%, 50% and 49% of total net sales for fiscal years 2019, 2018 and 2017, respectively. Our superstore format and unique approach to merchandising result in our ability to offer multiple styles, colors and design elements most other retailers are unable to carry.

Sourcing

We believe our sourcing model provides us with significant flexibility to control our product costs. We work very closely with over 500 vendors to value engineer products at price points that deliver excellent value to our customers. In fiscal year 2019, approximately 35% of our merchandise was purchased from domestic vendors and 65% was purchased from foreign vendors in countries such as China, Vietnam, India, Turkey and Hong Kong. In addition, many of our domestic vendors purchase a portion of their products from foreign sources. Lead times vary depending on the product, ranging from one week to nine months. In fiscal year 2018, we established a direct sourcing function to allow us to continue to increase our direct purchases from overseas factories, rather than purchasing through domestic agents or trading companies. We believe this represents an opportunity to increase our access to unique and quality products while reducing our product costs.

We seek to build long‑term relationships with our vendor partners, who can provide support for our various marketing and in‑store merchandising initiatives. However, we believe we are not dependent on any one vendor and have no long‑term purchase commitments or arrangements. For many of our vendors, we are their fastest growing and, sometimes, largest account, which promotes collaboration between our companies. In fiscal year 2019, our top ten vendors accounted for approximately 20% of total purchases, with our largest vendor representing less than 5%. We believe our vendor partner relationships will continue to support our business growth.

Our Stores

We currently operate 180 stores in 37 states across the United States. A summary of our store locations by state as of January 26, 2019 is included in “Item 2. Properties”.

Store Layout

Our stores vary in size between 75,000 and 165,000 square feet with an average of approximately 110,000 square feet. Our locations have a similar store layout that is specifically designed to engage our customers. We design our stores as shoppable warehouses with wide aisles, an interior race track and clear signage that enable customers to easily navigate the store. We also have store maps available at the entrances for our customer to use while she shops. Throughout our stores, we merchandise products logically by color, design and size in order to appeal to our core shopper’s buying preferences and use feature tables and end caps to create continuous visual interest and to highlight value. Additionally, we utilize product vignettes that offer design inspiration and coordinated product ideas to our customers. Our large store format allows us to maintain high in‑stock positions and sell larger‑sized and fully assembled products. To make her shopping experience easier and support our efficient operating model, we install fixture shelves lower to the ground so that products are easily reachable and require minimal staff assistance. We also utilize special fixtures for our products such as wall art, mirrors and rugs to allow easy viewing, improved shopability and minimized product damage. We have a centralized checkout lane with multiple registers that makes the checkout process simple and efficient.

To enhance our customer's self-help shopping experience in connection with our larger-sized products, we offer her the opportunity to engage PICKUP, a third-party delivery service, to provide home delivery. Through this service, she is able to interface directly with the provider to schedule a convenient delivery time. Deliveries typically occur same-day, but next-day service is also available. PICKUP has experience in several markets with many major retailers. Nonetheless, deliveries from our stores follow completion of the sales transaction with our customer, thus minimizing any exposure we might have in connection with the delivery.

Store Operations

We centralize major decisions relating to merchandising, inventory and pricing in order to allow our in-store team to focus on creating a clean and organized shopping environment. Our stores are typically led by a store director, a store manager and have a general staff averaging 25 employees. Store employees are broadly split into two functional groups, customer service and operations, thereby allowing us to maximize efficiencies while aligning employees to the function that best suits their skills. Our proprietary labor model optimizes staffing levels based on hourly sales and traffic volumes. Additionally, employees utilize downtime to stock shelves and displays with new inventory. This model provides us with the flexibility to meet various seasonal demands while enabling consistent labor margins throughout the year. Our stores are managed company-wide by our Director of Store Operations, two regional managers and fifteen district managers.

Our employees are a critical component of our success and we are focused on attracting, retaining and promoting the best talent in our stores. We recognize and reward team members who meet our high-performance standards. All employees are eligible to participate in our bonus incentive program and store directors are able to participate in an unlimited bonus incentive program based primarily on exceeding store level sales targets. We also recognize individual performance through internal promotions and provide opportunities for advancement throughout our organization. We provide training for all new hires and ongoing training for existing employees.

Real Estate Strategy

Expansion Opportunities

Our retail concept has been successful across a number of geographic markets spanning populations of 150,000 to over five million people. Our new stores that have been opened over the past five completed fiscal years have delivered first year annualized sales of approximately $5.9 million for new store sites which are leased or purchased and approximately $7.8 million for new build stores across both existing and new markets. Over the past five fiscal years, we have successfully opened 122 new stores in a mix of existing and new markets. Our recent store growth is summarized in the following table:

	Fiscal Year Ended
	January 31, 2015	January 30, 2016	January 28, 2017	January 27, 2018	January 26, 2019
Beginning of period	68	81	100	123	149
Openings	16	20	24	28	34
Relocations	(2)	—	(1)	(2)	(2)
Closures	(1)	(1)	—	—	(1)
Total stores at end of period	81	100	123	149	180

We believe we have the whitespace to grow our store base at a compound annual growth rate of approximately 15% to 20% for the foreseeable future. During fiscal year 2019, we opened 31 new stores, net of two relocated stores and one store closure. During fiscal year 2020, we plan to open 32 net new stores. Based on our internal analysis and research conducted for us by Buxton, we believe that we have the potential to expand to at least 600 stores in the United States over the long term, or more than three times our footprint of 180 stores as of January 26, 2019. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach this potential. We believe our Plano, Texas distribution center should be able to support up to approximately 220 stores, and together with our second distribution center in Carlisle, Pennsylvania, which is expected to become fully operational in fiscal year 2020, should collectively be able to support more than 350 stores. We expect to continue to be disciplined in our approach to opening new stores, focusing on expanding our presence in existing markets while entering adjacent geographies. We also plan to act on compelling opportunities we identify in new markets.

Our store growth is supported by new store economics that we believe are compelling. Our new stores generate an average of approximately $7 million of net sales within the first full year of operations and reach maturity within the first six months. On average, our new store sites which are leased or purchased require approximately $3 million to $4  million of net investment and our new build stores require approximately $2 million to $3 million of net investment  (net of sale leaseback proceeds). We have delivered an average payback period of approximately two years for our new leased and purchased stores and less than one and a half years for our new build stores.

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

For purchased properties or new development builds, we can extract capital using sale‑leasebacks through a proven and disciplined approach. We have relationships with a number of the major publicly traded real estate investment trusts (“REITs”), many of which have demonstrated interest in our portfolio of assets. We have completed nine sale‑leaseback transactions generating approximately $365 million in gross proceeds in the past five fiscal years at a capitalization rate between 6.46% and 6.95%.

We have developed an efficient process from site selection through new store opening. Our three-pronged approach to site development allows us to negotiate very favorable real estate terms that typically include low occupancy costs, the ability to unilaterally “opt out” of leased locations, and other features that provide us with flexibility to manage our store portfolio.

Marketing

Our marketing and advertising strategies seek to effectively and efficiently communicate our compelling value proposition to an increasing base of home décor enthusiasts. Our goal is to build deeper connections with our core customers, while attracting new customers to the At Home brand. We increased our marketing spend from nearly zero in fiscal year 2013 to approximately 2.5% of net sales in fiscal year 2017, approximately 2.7% of net sales in fiscal year 2018 and approximately 3.1% of net sales in fiscal year 2019.

The home décor enthusiast views her home as a place that is constantly evolving with each season as well as everyday events in her life. At Home’s mission is to offer her the biggest selection of styles at the best prices, giving her endless possibilities and the confidence that she will find the perfect products at the perfect price every time she shops. We engage with her across various marketing channels before, during and after her store visit. We have built relationships with home décor influencers, leveraging Facebook and Instagram. We use email and text message marketing to inspire her with seasonally relevant décor and will be growing the reach of these efforts as we focus on expanding our base of 3.9 million Insider Perks customers. We also have an agreement with Synchrony Bank to provide an At Home branded credit card program that includes loyalty incentives for our customers. This program launched during fiscal year 2018 and allows At Home cardholders to take advantage of promotional financing offers on qualifying purchases, loyalty rewards and other benefits.

We also use traditional and digital media platforms (such as television, outdoor, direct mail, paid search and social media) to build broader brand awareness and to drive traffic to our website and our stores. To launch our brand during new store openings, we have evolved our strategy through tactical testing to get to an effective and cost efficient mix of media, including outdoor, direct mail and social media.

In fiscal year 2018, we launched our Insider Perks program, which has 3.9 million members as of January 26, 2019. Our Insider Perks program members have exclusive access to an annual birthday offer, advanced notice of new merchandise, “flash find” deals and clearance events, as well as compelling content from home décor influencers.

In fiscal year 2019, we continued to make enhancements to our website, such as adding new product display pages to optimize user experience and providing recommendations on similar products that may interest the customer. We also piloted local in-stock availability in select markets, which we plan to expand in fiscal year 2020. Our upgraded website also allows for easier navigation of our broad product assortment, encouraging customers to browse online to find products that appeal to their needs before coming to our stores.

Distribution

We operate a 592,000 square foot distribution center in Plano, Texas, which also serves as our corporate headquarters. We also have an additional approximately 555,000 square feet of warehouse premises in Garland, Texas, for initial inventory build‑up for new store openings. We have invested in automating our Plano, Texas facility, implementing warehouse management software and robotics to efficiently handle daily product deliveries. At the beginning of fiscal year 2020, we opened our 800,000 square foot second distribution center in Carlisle, Pennsylvania, which required an additional incremental capital investment of $13.0 million and $1.1 million in fiscal years 2019 and 2018, respectively. With the opening of our second distribution center, we expect to be able to support more than 350 stores. The improvements to our Plano, Texas distribution center and the opening of our Carlisle, Pennsylvania distribution center will continue to support our needs as we expand our store base.

The vast majority of our current products are shipped directly to our existing Plano distribution center, which serves as a cross‑dock facility, storing very limited inventory on site. In order to streamline store operations and reduce labor requirements, all of the merchandise in our distribution center is prepared for the sales floor prior to transport. Beginning in fiscal year 2020, our second distribution center will operate in a similar capacity.

Real‑time product replenishment in stores ensures that our customers have the broadest selection available and that we do not carry extra inventory. We generally ship merchandise to our stores between one and five times a week, depending on the season and the volume of a specific store, utilizing contract carriers for all shipments.

Information Systems

We believe that our management information systems will support our growth and enhance our competitive position. Our efficient operating model is supported by using industry standard applications in the areas of merchandising, store systems, replenishment, distribution and financial systems. We use a combination of these industry standard systems along with automated and easy to use proprietary systems to support all areas of our business. Over the past six fiscal years, we have invested in IT systems and infrastructure, including investments in merchandising, planning and allocation (JDA), POS systems (IBM/Toshiba), distribution center (PKMS) and finance and accounting (SAP) to ensure our systems are robust and scalable. Additionally, over the past six fiscal years we have invested in data centers and additional IT team members to provide appropriate support and project delivery capabilities needed for our growth.

Employees

As of January 26, 2019, we employed approximately 5,364 employees, including 4,853 store employees and 511 other employees across the corporate and distribution center functions. Of the 4,853 store employees, 527 were full‑time salaried level staff and the remaining employees consisted of a mix of full‑time and part‑time hourly workers. All of our full‑time employees earn at least $10.00 per hour and all of our part‑time employees earn at least $9.00 per hour. Based on the level of transactions experienced at different times of the day, week and year, store labor is planned to serve customers effectively during peak periods while minimizing overall labor costs. None of our employees are currently covered under any collective bargaining agreements.

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

In addition, our costs and expenses could be materially adversely impacted by general economic factors such as higher interest rates, higher fuel and other energy costs, higher transportation costs, higher commodity costs, higher costs of labor, tariffs or other trade restrictions, insurance and healthcare, increased rental expense, inflation in other costs, higher tax rates and other changes in the tax law and changes in other laws and regulations. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of merchandise we sell to our customers.

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

We are exposed to the impact of any global or domestic economic disruption. Although we generally generate funds from our operations and our existing credit facilities to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely impacted. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have a material adverse effect on the trading price of our common stock.

Consumer spending on home décor products could decrease or be displaced by spending on other activities as driven by a number of factors.

Consumer spending on home décor products could decrease or be displaced by spending on other activities as driven by a number of factors including:

•	shifts in behavior away from home decorating in favor of other products or activities, such as fashion, media or electronics;
•	general economic conditions and other factors that affect consumer discretionary spending, including government shutdowns;
•	natural disasters, including hurricanes, tornadoes, floods, droughts, heavy snow, ice or rain storms, which disrupt the ability of consumers to continue spending on home décor products;
•	man‑made disasters, such as terrorism or war, as well as other national and international security concerns; and
•	other matters that influence consumer confidence and spending.

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

In addition, our expansion in existing and new markets may present competitive, distribution, merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, additional information to be processed by our information technology systems and diversion of management attention from operations. New stores in new markets, where we are less familiar with the population and are less well‑known, may face different or additional risks and increased costs compared to stores operating in existing markets or new stores in existing markets. For example, we may need to increase marketing and advertising expenditures in new or smaller markets in which we have less store density. Additionally, we may not accurately predict consumer preferences in new markets, which could result in lower than expected sales. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase. Furthermore, our margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings. Additionally, although our distribution center in Plano, Texas, which currently has the capacity to support up to approximately 220 stores, and second distribution center in Carlisle, Pennsylvania, expected to be fully operational in fiscal year 2020, should collectively be able to support more than 350 stores, any unanticipated failure of or inability to support our growing store base could have a material adverse effect on our business. Therefore, there can be no assurance that we will be successful in opening, acquiring or operating any new stores on a profitable basis.

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

Due to the nature of our business, we make decisions regarding merchandise several months in advance of each of the seasons in which such merchandise will be sold, particularly with respect to our merchandise that is manufactured, purchased and imported from countries around the world. We must maintain sufficient inventory levels to operate our business successfully. However, if we misjudge consumer preferences or demands, we could have excess inventory that may need to be held for a long period of time, written down or discarded in order to clear excess inventory, especially seasonal and holiday merchandise. Conversely, if we underestimate consumer demand, we may not be able to provide certain products in a timely manner to our customers in order to meet their demand, which can result in lost sales. Either event could have a material adverse impact on our business, financial condition and results of operations. Additionally, if our inventory planning and allocation system is unsuccessful, including the additional processing requirements attributable to our second distribution center, our ability to properly allocate inventory to stores could be adversely affected.

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

We operate a cross dock distribution center in Plano, Texas, which previously serviced all of our stores, as well as warehouse premises in Garland, Texas. We opened a second distribution center in Carlisle, Pennsylvania, which we expect to become fully operational in fiscal year 2020. The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is processed and then shipped to our stores. Only mattresses and some food items are shipped directly to stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on our automated distribution system, adherence to shipping schedules and effective management of our distribution network. If complications arise with our distribution facilities or if the facilities or warehouse premises (or a significant portion of inventory located there) is severely damaged or destroyed, our ability to receive and deliver inventory on a timely basis will be significantly impaired. There can be no assurance that disruptions in operations due to natural or man-made disasters, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems will not result in delays in the delivery of merchandise to our stores. Such delays could materially adversely impact our business. In addition, we could incur significantly higher costs and longer lead times associated with distributing merchandise to our stores during the time it takes for us to reopen or replace our distribution centers. Moreover, our business interruption insurance may not be adequate to cover or compensate us for any losses that may occur. In addition, our existing distribution center in Plano, Texas, which currently has the capacity to support up to approximately 220 stores, and our second distribution center in Carlisle, Pennsylvania, should collectively be able to support more than 350 stores. However, there can be no assurance that there will not be any delay in fully utilizing the new distribution center or that there will not be any delays or issues in shipping schedules, logistics or systems.

We rely upon various means of transportation through third parties, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors and from our distribution centers to our stores, as well as for direct shipments from vendors to stores. Labor shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, fuel shortages or transportation cost increases

(such as increases in fuel costs or port fees) could materially adversely affect our business and operating results, particularly as we receive and deliver our seasonal and holiday merchandise.

We are subject to a number of risks because we import a significant portion of our merchandise.

Approximately 65% of our merchandise was purchased from vendors in foreign countries such as China, Vietnam, India, Turkey and Hong Kong during fiscal year 2019. In addition, many of our domestic vendors purchase a portion of their products from foreign sources. For example, we purchase merchandise from domestic vendors that is imported from China or that is manufactured in China and assembled in the United States. Currently, we do not employ any resources on the ground in Asia to manage our procurement process and various vendor relationships. Instead, we often rely on trading companies to handle sourcing and logistics with Asian factories.

Substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad. For example, the United States introduced multiple tranches of tariffs on certain goods imported from China. The United States has, at various times, called for the possible implementation of a border tax and has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the possible introduction of further import duties or tariffs. Some of our merchandise is included on the list of products issued by the Office of the U.S. Trade Representative and may be impacted by tariffs to the extent that such merchandise is sourced from China. In addition, on March 5, 2019, President Trump announced that India and Turkey would be removed from the Generalized System of Preferences, a U.S. program that allows developing countries to export a range of products to the United States duty-free. Some of our merchandise may be impacted by this change to the extent that it is sourced from India or Turkey. Such tariffs, and the possible implementation of a border tax or additional tariffs, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products in China or other countries outside the United States, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

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

We currently operate 188 stores in 38 states, primarily in the South Central, Southeastern and Midwestern regions of the United States, including 34 stores in Texas. In addition, we operate a distribution center and warehouse premises in Texas, which services a majority of our stores, and a second distribution center in Pennsylvania. Accordingly, the effect on us of adverse events in these regions, especially in Texas, such as weather (including hurricanes, tornadoes, floods, droughts, heavy snow, ice or rain storms), natural or man‑made disasters, catastrophic events, terrorism, blackouts, widespread illness or unfavorable regional economic conditions, may be greater than if our operations or inventory were more geographically dispersed throughout the country or abroad. Such events could result in physical damage to or destruction or disruption of one or more of our properties, physical damage to or destruction of our inventory, the closure of one or more stores, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions and the inability of our customers to shop in our stores.

In addition, increases in our selling, general and administrative expenses due to overhead costs could affect our profitability more negatively than if we had a larger store base. One or more unsuccessful new stores, or a decline in sales or profitability at an existing store, will have a more significant effect on our results of operations than if we had a larger store base.

Because of our use of international vendors, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti‑bribery and anti‑kickback laws.

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

The operating leases for our retail properties, distribution centers and corporate office expire at various dates through 2037. A number of the leases have renewal options for various periods of time at our discretion. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these retail properties. Rent expense for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017 totaled approximately $108.0 million, $83.4 million and $68.1 million, respectively. Our future minimum rental commitments for all operating leases in existence as of January 26, 2019 for fiscal year 2020 is approximately $115.2 million and total approximately $1,454.1 million for fiscal years 2021 through 2037. We expect that many of the new stores we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our asset-based revolving line of credit  (the “ABL Facility”), as described in Note 6 – Revolving Line of Credit, to our audited consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules,” or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

Over time, current store locations may not continue to be desirable because of changes in demographics within the surrounding area or a decline in shopping traffic, including traffic generated by other nearby stores. Although we have the right to terminate some of our leases under specified conditions by making certain payments (typically within two to three years after opening a store), we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to either continue to pay rent and operating expenses for the balance of the lease term or, for certain locations, pay exercise rights to terminate, which in either case could be expensive. Even if we are able to assign or sublease vacated locations where our lease cannot be terminated, we may remain liable on the lease obligations if the assignee or sublessee does not perform.

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

The retail business is highly competitive. The marketplace for home décor products is highly fragmented as many different retailers compete for market share by using a variety of store formats and merchandising strategies, dedicating a portion of their selling space to a limited selection of home décor, seasonal and holiday merchandise. Although we are the only big box concept solely dedicated to the home décor space, for all of our major products we compete with a diverse group of retailers, including mass merchants (such as Target and Wal‑Mart), home improvement stores (such as Home Depot and Lowe’s), craft retailers (such as Hobby Lobby, Jo‑Ann Stores and Michaels Stores), home specialty/décor retailers (such as Bed Bath & Beyond, The Container Store, Home Goods and Pier 1 Imports), as well as various other small, independent retailers. In addition, to a lesser extent, we compete with Internet‑based retailers (such as Wayfair and Amazon), which competition could intensify in the future.

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

As of January 26, 2019, we had total borrowings of $560.5 million outstanding under our ABL Facility and our Term Loan (as defined below). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and $350 million senior secured term loan (the “Term Loan”). Our substantial indebtedness could have important consequences to us, including:

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

Our performance depends on attracting and retaining quality people at all levels, including corporate, stores, the distribution centers and other areas. Many of our store employees are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of changes in the federal or state minimum wage, living wage requirements or changes in other wage or workplace regulations, including, for example, health care or employee leave regulations, if our overall compensation and benefits fail to remain competitive, then the quality of our workforce could decline, while increasing our costs could impair our profitability. If we do not continue to attract and retain quality employees, our performance could be materially adversely affected.

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

Our quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many outside of our control, including:

•	general economic and political conditions;
•	the mix of merchandise sold;
•	shifts in consumer tastes and changes in demand for the products that we offer in our stores;
•	calendar shifts of holiday or seasonal periods;

•	the timing of new store openings and the level of pre‑opening expenses associated with new stores;
•	the amount and timing of sales contributed by new stores;
•	store closings or relocations and costs related thereto;
•	expansion of existing or entry of new competitors into our markets;
•	pricing and other actions taken by our competitors;
•	changes in promotions, advertising or other actions taken by us or our existing or possible new competitors;
•	the timing and level of markdowns;
•	delays in the flow of merchandise to our stores, including port congestion and other shipment delays;
•	changes in our operating expenses;
•	the imposition of tariffs or other trade restrictions;
•	changes in commodity prices, the cost of fuel, freight costs and other costs incurred due to tariff-related shipment surges;
•	government shutdowns;
•	foreign exchange rates;
•	litigation;
•	adverse weather conditions in our markets, particularly on weekends;
•	natural or man‑made disasters;
•	the timing of income tax refunds to our customers;
•	the timing or elimination of certain state and local tax holidays; and
•	changes in other tenants or landlords or surrounding geographic circumstances in the areas in which we are located.

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

Various commodities are used in our merchandise, such as petroleum, resin, copper, steel, cotton and lumber. These commodities are subject to inflation, price fluctuations and other market disturbances, including supply shortages. Increases in commodity prices or the costs related to our supply chain and distribution network, including currency exchange rates, tariffs, labor, fuel, freight and other transportation costs, could have a material adverse effect on our gross margin, expenses and results of operations. Due to the uncertainty of these price fluctuations and our strategy to maintain everyday low prices, we may not be able to pass some or all of these increased costs on to our customers. Even if we are able to pass these increased costs on to our customers, we may not be able to do so on a timely basis, our gross margins could decline and we may not be able to implement other price increases for our merchandise.

If we are required to make significant investments in advertising, marketing or promotions, our margins and profitability could materially decline.

In general, we employ an everyday low pricing strategy that avoids high‑low pricing and promotions and allows us to minimize advertising and marketing expenses incurred by other retailers. However, there is no assurance that we can continue to be successful without significant advertising, marketing and promotions, particularly as we open stores in new markets. We spent over $20 million in capital and expenses in connection with our rebranding initiative during fiscal year 2015 and may need to incur additional expenses to promote our brand. We have increased marketing and advertising spend as a percentage of our net sales in each of the fiscal years since our initial public offering and expect that marketing and advertising spend will continue to increase as a percentage of net sales in future fiscal years. In addition, there is no assurance that any further investments we have made or may make in the future with respect to advertising, marketing or promotions will be successful or result in a positive return on investment. Therefore, if we are required to make significant investments in advertising, marketing or promotions and related expenditures, our margins and profitability could materially decline even if sales increase.

Any online services or e‑commerce activities that we may launch in the future may require substantial investment and may not be successful.

We do not currently engage in e‑commerce and have a limited online presence through our website and other forms of social media. In fiscal years 2017, 2018 and 2019, we upgraded our website to be mobile-friendly and enable our customers to view our product assortment online with robust search functionality and optimized the user experience, but we do not currently sell merchandise through our website. However, as part of our growth strategy, we are exploring expansion of our online services and could engage in e‑commerce activities in the future, which would require substantial investment. The success of any online services or e‑commerce business would depend, in part, on factors over which we may not control. We would need to successfully respond to changing consumer preferences and buying trends relating to online or e‑commerce usage. We would also be vulnerable to increased risks and uncertainties including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues related to upgrading website software; computer viruses; changes in applicable federal and state regulations; security breaches; consumer privacy concerns; and keeping up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other online or e‑commerce marketing tools. In addition, any e‑commerce platform may be unprofitable, cannibalize sales from our existing stores or not be able to compete successfully against other Internet‑based retailers who sell similar merchandise. Our failure to successfully respond to these risks and uncertainties might adversely affect sales in any e‑commerce business that we establish in the future and could damage our reputation and brand. Further, in the event that we engage in e‑commerce in the future, we will need to establish a shipping and delivery system for items purchased online, for which we do not currently have adequate capability. Our business could be adversely affected if we are not able to successfully develop and integrate such a shipping and delivery system in connection with any e‑commerce business in which we may engage in the future.

Disruptions to our information systems, or our failure to adequately support, maintain and upgrade these systems, could negatively impact our operations and financial results.

We depend on our information technology systems for critical aspects of our business. We have made significant investments in information technology, including investments in systems and applications for finance and accounting functions, supply chain management software for retail operations and data warehouse management systems and an automated distribution system for our distribution center operations. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of data and overall network security. We purchase our inventory through a centralized inventory management system that operates for the entire chain. Merchandise is bar‑coded, enabling management to control inventory and pricing by SKU. Sales are updated daily in the merchandise reporting systems by polling all sales information from each store’s point‑of sale terminals. Stores are then staffed based on a statistically developed labor model which incorporates the daily and hourly store sales volume. We attempt to mitigate the risk of possible business interruptions caused by disruptions to our information systems by maintaining a disaster recovery plan, which includes maintaining backup systems off‑site. However, despite safeguards and careful contingency planning, our systems are still subject to power outages, computer viruses, computer and telecommunication failures, employee usage errors, security breaches, terrorism, natural or man‑made disasters and other catastrophic events. A major disruption of our information systems and backup mechanisms may cause us to incur significant costs to repair our systems and experience a critical loss of data. System failures could also disrupt our ability to track, record and analyze sales and inventory and could cause disruptions of our operations, including, among other things, our ability to process and ship inventory, process financial information including credit card transactions, process payrolls or vendor payments or engage in other similar normal business activities. All of this could potentially result in financial loss, reputational harm, and reimbursement costs associated with inability to properly conduct business. Further, we may be unable to improve, upgrade, integrate or expand upon our existing systems and any costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology could also disrupt or reduce the efficiency of our operations.

Unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers.

The protection of our customer, employee and other company data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. We devote significant resources to maintain our computer systems, including insurance policies that may, subject to policy terms and limitations, cover a cyber-attack or data breach. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, payment card terminal tampering, computer viruses, ransomware, misplaced, lost or stolen data, programming or human errors or other similar events. Like many retailers, our information systems and those of our vendors may come under attack by U.S. and foreign criminal elements seeking access to our data. The methods used to obtain unauthorized access to data, disable or degrade service, or sabotage our facilities and systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. We and our third-party service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. The risks associated with our processing of sensitive customer data may be heightened if the amount of such data collected is increased, including via the co-branded and private label credit card and customer loyalty programs that we launched during the third quarter of fiscal year 2018. Our collection and use of information is regulated at the international, national and state levels. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third-party service providers, could damage our reputation, financial loss, violations of applicable privacy and other laws, expose us to risk of litigation and liability, regulatory actions, regulatory fines and penalties, additional compliance costs, reimbursement or other compensation costs, disrupt our operations and harm our business. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information.

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

We maintain third-party insurance coverage against various liability risks and risks of property loss and business interruption, as well as directors’ and officers’ liability insurance coverage. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements. Significant uninsured liabilities could have a material adverse effect on our Company.

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

Our operating results and financial position could be negatively impacted by implementation of our various accounting policies as well as changes to accounting rules and regulations or new interpretations of existing accounting standards. These changes may include, without limitation, changes to lease accounting standards. For example, while we are still evaluating the impact of our pending adoption of ASU No. 2016‑02, “Leases” on our consolidated financial statements, we expect that upon adoption we will recognize right-of-use assets and liabilities, derecognize our current financing obligations and record gains on sale-leasebacks when incurred rather than amortizing the gain over the life of the lease, which will be material to our financial statements. In addition, from time to time, we could incur impairment charges that adversely affect our operating results. For example, changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of intangible assets (such as our goodwill or trade name) or long‑lived assets in accordance with applicable accounting guidance. In the event that we determine our intangible or long‑lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations.

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

The Tax Cuts and Jobs Act enacted in December 2017  (the “Tax Act”) makes extensive changes to the U.S. tax laws and includes provisions that, among other things, reduce the U.S. corporate tax rate, limit certain deductions for executive compensation, introduce a capital investment deduction, and place certain limitations on the interest deduction. During fiscal year 2019, we completed our accounting for the income tax effects of the Tax Act, and no material adjustments were required to the provisional amounts recorded in fiscal year 2018. The Internal Revenue Service is continuing to issue guidance related to the Tax Act and there can be no assurance that we will not be required to record further charges to income in future periods as the proposed regulations are released.

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

The trading price of our common stock could be volatile, and our stockholders can lose all or part of their investment. The following factors, in addition to other factors described in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

•	quarterly variations in our operating results compared to market expectations;
•	changes in the preferences of our customers;
•	low comparable store sales growth compared to market expectations;
•	delays in the planned openings of new stores;
•	the failure of securities analysts to cover the Company or changes in analysts’ financial estimates;
•	economic, legal, regulatory and political factors unrelated to our performance, including the imposition of tariffs or other trade restrictions;
•	changes in consumer spending or the housing market;
•	increased competition or stock price performance of our competitors;
•	future sales of our common stock or the perception that such sales may occur;
•	changes in senior management or key personnel;
•	investor perceptions of us and the retail industry;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	action by institutional stockholders or other large stockholders;
•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•	speculation in the press or investment community;

•	events beyond our control, such as war, terrorist attacks, transportation, freight and fuel prices, natural disasters, severe weather and widespread illness; and
•	the other factors listed in this “Risk Factors” section.

In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market and industry factors may significantly reduce the market price of our common stock, regardless of our operating performance.

Because the certain existing stockholders hold a significant percentage of our common stock, they may influence major corporate decisions and their interests may conflict with your interests as an owner of our common stock and those of the Company.

Our Sponsors currently own approximately 26.5% of our common stock. Although we are no longer a controlled company, our Sponsors continue to be able to influence the election of directors and our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. The directors so elected have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders. In addition, pursuant to the Stockholders' Agreement (as defined herein), as long as certain affiliates of AEA, in the aggregate, hold at least 10% of our outstanding common stock, AEA shall be entitled to nominate at least one individual for election to our board, and our board and nominating committee thereof shall nominate and recommend to our stockholders that such individual be elected to our board.

The Sponsors may have interests that are different from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to such stockholders' interests. Further, AEA and Starr Investments may have differing views from each other, neither of which may align with our other stockholders' interests. In addition, the Sponsors' concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent stockholders from realizing a premium over the market price for their common stock.

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

Moreover, the approximately 26.5% of our outstanding common stock held by our Sponsors has been registered for resale on Form S-3. Pursuant to the registration rights agreement to which we and such holders are parties, these holders have the right, subject to certain conditions, to require us to facilitate future offerings of their shares, which would result in their shares becoming freely tradable without restriction under the Securities Act, unless purchased by affiliates (as defined in Rule 144 under the Securities Act). In November 2018, the shares of our common stock owned by Starr became eligible for sale without registration pursuant to Rule 144 of the Securities Act, but such shares may still be sold in connection with future offerings pursuant to the registration rights agreement. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

As of March 22, 2019, we had 63,648,028 shares of common stock outstanding. Of these shares, all but the 10,536,504 shares of our common stock held by AEA, as well as the shares held by our executive officers and directors, are freely transferable without restriction or further registration under the Securities Act.

On April 5, 2017, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless held by our affiliates. As of January 26, 2019, there were stock options outstanding to purchase a total of 7,758,832 shares of our common stock and 314,027 shares of our common stock subject to restricted stock units. In addition, as of January 26, 2019, 3,923,952 shares of our common stock were reserved for future issuance under our Equity Incentive Plan.

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

•	limiting the ability of stockholders to remove directors without cause;
•	authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;

•	prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);
•	eliminating the ability of stockholders to call a special meeting of stockholders;
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and
•

requiring the approval of the holders of at least two‑thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws.

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

We are required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act in this Annual Report on Form 10-K. We currently perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes Oxley Act. Because we ceased to be an “emerging growth company” as of the end of our fiscal year ended January 26, 2019, we are now subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in this Annual Report on Form 10-K, among other additional requirements.

Compliance with Section 404 is expensive and time consuming for management and may result in the detection of control deficiencies of varying degrees of severity under applicable SEC and PCAOB rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

To continue to comply with the requirements of being a public company, we have undertaken various actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. For example, in the past, certain matters involving our internal controls over financial reporting that constituted “material weaknesses” were identified and have since been remediated, which related to our limited accounting personnel and other resources at the time, as well as our adoption of public company standards. If we identify any additional material weaknesses in our internal control over financial reporting or are unable to assert that our internal control over financial reporting is effective, if we are required to make further restatements of our financial statements, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting , investors may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our common stock may be adversely affected, and we could become subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to the capital markets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease our corporate headquarters, distribution centers and the majority of our store properties. Our store locations are generally anchor, stand-alone or mall-enclosed locations that range between 75,000 and 165,000 square feet, averaging approximately 110,000 square feet per store. As of January 26, 2019, we operated 180 stores across the United States, of which 168 are leased and 12 are owned locations. Our leases generally have a term of 5 to 20 years, with renewal options that generally range from 5 to 20 years and are subject to escalating rent increases. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these store properties. Certain leases require the payment of contingent rent based on a specified percentage of stores’ gross sales, as defined in the lease agreement, and are subject to certain limitations. A summary of our store locations by state as of January 26, 2019 is below:

Location	Store(s)	Location	Store(s)

Alabama	5	Nebraska	1
Arizona	6	Nevada	1
Arkansas	2	New Jersey	3
Colorado	4	New Mexico	1
Connecticut	1	New York	6
Florida	6	North Carolina	5
Georgia	11	Ohio	8
Illinois	5	Oklahoma	3
Indiana	6	Pennsylvania	8
Iowa	3	Rhode Island	1
Kansas	2	South Carolina	2
Kentucky	4	South Dakota	1
Louisiana	4	Tennessee	7
Maryland	3	Texas	34
Massachusetts	1	Utah	4
Michigan	10	Virginia	8
Minnesota	2	Washington	1
Mississippi	3	Wisconsin	2
Missouri	6

		Total	180

We lease a 592,000 square foot distribution center in Plano, Texas, which also serves as our corporate headquarters. The lease will expire in 2036 and we have options to renew the lease for an additional period of up to 20 years. At the beginning of fiscal year 2020, we opened an 800,000 square foot second distribution center in Carlisle, Pennsylvania. The lease will expire in 2031 and we have options to renew the lease for an additional period of up to 10 years. We believe that our current facilities will be sufficient to support more than 350 stores. We also lease an additional 555,000 square feet warehouse premises located in Garland, Texas, for initial inventory build-up for new store openings.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “HOME”. As of January 26, 2019, there were approximately four holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Dividend Policy

We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business and the repayment of debt. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. For information regarding restrictions on the payment of dividends imposed by agreements for indebtedness, see Note 6 – Revolving Line of Credit, to our audited consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules”, which is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of shares of At Home Group Inc.’s common stock against the cumulative total return of S&P 500 Index and S&P 500 Specialty Retail Index from August 4, 2016 (the date our common stock commenced trading on the NYSE) through January 26, 2019. The comparison of the cumulative total returns for each investment assumes that $100 was invested in At Home Group Inc. common stock and the respective indices on August 4, 2016 through January 26, 2019 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

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

HOME
S&P 500
S&P 500 / Specialty Retail
$250
$200
$150
$100
$50
$-
8/4/2016
1/28/2017
7/29/2017
1/27/2018
7/28/2018
1/26/2019

	08/04/2016	1/28/2017	7/29/2017	01/27/2018	7/28/2018	1/26/2019

At Home Group Inc.	$100.00	$100.93	$151.80	$224.87	$238.40	$149.53
S&P 500 Index	100.00	106.03	114.22	132.74	130.24	123.13
S&P 500 Specialty Retail Index	100.00	97.95	94.75	126.25	123.36	118.76

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data for each of the years ended January 26, 2019, January 27, 2018 and January 28, 2017, and the selected consolidated balance sheet data as of January 26, 2019 and January 27, 2018 have been derived from our audited consolidated financial statements, which are included in “Item 15. Exhibits and Financial Statement Schedules”. The selected consolidated financial data for the fiscal years ended January 30, 2016 and January 31, 2015 and the consolidated balance sheet data as of January 28, 2017, January 30, 2016 and January 31, 2015 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the last Saturday in January. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations for each of the fiscal years ended January 26, 2019, January 27, 2018, January 28, 2017 and January 30, 2016.  The fiscal year ended January 31, 2015 contained 53 weeks of operations. The historical results presented below are not necessarily indicative of the results to be expected for any future period and are reported in thousands, except for per share data and operational data. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 26,	January 27,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$1,165,899	$950,528	$765,635	$622,161	$497,733
Cost of sales	780,048	643,570	518,155	421,750	335,617
Gross profit	385,851	306,958	247,480	200,411	162,116
Operating expenses
Selling, general and administrative expenses	303,453	211,057	170,556	135,716	110,503
Impairment charges	—	2,422	—	—	—
Depreciation and amortization	6,363	6,118	4,247	2,476	5,310
Total operating expenses	309,816	219,597	174,803	138,192	115,813
Operating income	76,035	87,361	72,677	62,219	46,303
Interest expense, net	27,056	21,704	27,174	36,759	42,382
Loss on extinguishment of debt	—	—	2,715	36,046	—
Income (loss) before income taxes	48,979	65,657	42,788	(10,586)	3,921
Income tax (benefit) provision	(17)	33,845	15,722	(14,160)	4,357
Net income (loss)	$48,996	$31,812	$27,066	$3,574	$(436)
Per Share Data:
Net income (loss) per common share:
Basic	$0.78	$0.53	$0.49	$0.07	$(0.01)
Diluted	$0.74	$0.50	$0.48	$0.07	$(0.01)
Weighted average shares outstanding:
Basic	62,936,959	60,503,860	55,414,037	50,836,727	50,836,727
Diluted	66,299,646	63,712,003	56,892,183	51,732,752	50,836,727
Balance Sheet Data:
Cash and cash equivalents	$10,951	$8,525	$7,092	$5,428	$4,706
Inventories, net	382,023	269,844	243,795	176,388	142,256
Property and equipment, net	682,663	466,263	340,358	272,776	220,084
Total assets	1,726,206	1,374,241	1,214,471	1,055,639	969,074
Current portion of long-term debt and financing obligations	4,049	3,474	3,691	3,789	758
Long-term debt	336,435	289,902	299,606	422,610	369,990
Financing obligations	35,038	19,690	19,937	19,017	19,683
Total shareholders' equity	711,086	590,879	534,870	369,153	360,916
Operational Data:
Total stores at end of period	180	149	123	100	81
New stores opened	34	28	24	20	16
Comparable store sales	2.7%	6.5%	3.7%	3.9%	8.3%

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019, references herein to “fiscal year 2018” relate to the 52 weeks ending January 27, 2018 and references herein to “fiscal year 2017” relate to the 52 weeks ended January 28, 2017.

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

As of January 26, 2019, our store base is comprised of 180 large format stores across 37 states, averaging approximately 110,000 square feet per store. Over the past five completed fiscal years we have opened 122 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past six fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strengthened management team, new brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, we implemented a merchandise planning system and upgraded our inventory allocation system to better manage inventory for each store and corresponding customer base, and made investments relating to our second distribution center that we opened in the beginning of fiscal year 2020. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Recently enacted tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. While we believe the direct effect of the recently enacted tariffs would not have a material impact on our business due to a combination of supplier negotiations, direct sourcing and strategic price increases, gross profit could be adversely affected if these initiatives are not successful or if new or proposed tariffs are adopted.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In particular, we have expanded our marketing and advertising spend as a percentage of net sales in each of the fiscal years since our initial public offering and expect that marketing and advertising spend will continue to increase as a percentage of net sales in future fiscal years. For fiscal year 2019, total marketing and advertising expense increased to approximately 3.1% of net sales.

In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering resulted in incremental non-cash stock-based compensation expense of approximately $20.0 million, which was expensed over the derived service period beginning with the third quarter of fiscal year 2017 and continuing into the third quarter of fiscal year 2019.  Additionally, the one-time grant of stock options to our Chairman and Chief Executive Officer made in the second fiscal quarter 2019 resulted in incremental non-cash stock-based compensation expense of approximately $41.5 million, which vested immediately and was fully recognized in the second fiscal quarter 2019.

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

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of costs associated with new store openings and certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past five years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. For a reconciliation of Store-level Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Adjusted Net Income

Adjusted Net Income represents our net income, adjusted for impairment charges, loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises, non-cash stock-based compensation expense related to the special one-time grant of stock options to our Chairman and Chief Executive Officer, costs associated with the resignation of our former Chief Financial Officer (the “CFO Transition”), transaction costs related to our initial public offering and the registration and sale of shares of our common stock on behalf of certain existing stockholders, losses incurred due to the modification of debt, loss on disposal of certain buildings and tax impacts associated with the Tax Act. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017

Statement of Operations Data:
Net sales	$1,165,899	$950,528	$765,635
Cost of sales	780,048	643,570	518,155
Gross profit	385,851	306,958	247,480
Operating expenses
Selling, general and administrative expenses	303,453	211,057	170,556
Impairment charges	—	2,422	—
Depreciation and amortization	6,363	6,118	4,247
Total operating expenses	309,816	219,597	174,803
Operating income	76,035	87,361	72,677
Interest expense, net	27,056	21,704	27,174
Loss on extinguishment of debt	—	—	2,715
Income before income taxes	48,979	65,657	42,788
Income tax (benefit) provision	(17)	33,845	15,722
Net income	$48,996	$31,812	$27,066
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9%	67.7%	67.7%
Gross profit	33.1%	32.3%	32.3%
Operating expenses
Selling, general and administrative expenses	26.0%	22.2%	22.3%
Impairment charges	— %	0.3%	— %
Depreciation and amortization	0.5%	0.6%	0.6%
Total operating expenses	26.6%	23.1%	22.8%
Operating income	6.5%	9.2%	9.5%
Interest expense, net	2.3%	2.3%	3.5%
Loss on extinguishment of debt	— %	— %	0.4%
Income before income taxes	4.2%	6.9%	5.6%
Income tax (benefit) provision	(0.0)%	3.6%	2.1%
Net income	4.2%	3.3%	3.5%
Operational Data:
Total stores at end of period	180	149	123
New stores opened	34	28	24
Comparable store sales	2.7%	6.5%	3.7%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$305,901	$252,452	$198,987
Store-level Adjusted EBITDA margin(2)	26.2%	26.6%	26.0%
Adjusted EBITDA(2)	$196,406	$160,799	$126,277
Adjusted EBITDA margin(2)	16.8%	16.9%	16.5%
Adjusted Net Income(3)	$86,029	$59,827	$32,652

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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) (defined therein as “Consolidated EBITDA”) and our $350.0 million term loan (the “Term Loan”) (defined therein as “Consolidated Cash EBITDA”). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of costs associated with new store openings and certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions. Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income to EBITDA (excluding loss on extinguishment of debt), Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017

Net income	$48,996	$31,812	$27,066
Interest expense, net	27,056	21,704	27,174
Loss on extinguishment of debt	—	—	2,715
Income tax (benefit) provision	(17)	33,845	15,722
Depreciation and amortization(a)	56,529	48,777	36,925
EBITDA	$132,564	$136,138	$109,602
Consulting and other professional services(b)	5,990	5,734	2,478
Relocation and employee recruiting costs(c)	—	—	262
Management fees and expenses(d)	—	—	1,847
Stock-based compensation expense(e)	5,530	2,491	4,066
Stock-based compensation related to special one-time IPO bonus grant(f)	2,521	11,273	5,318
Stock-based compensation related to one-time CEO grant(g)	41,475	—	—
Non-cash rent(h)	4,499	3,334	2,320
Other(i)	3,827	1,829	384
Adjusted EBITDA	$196,406	$160,799	$126,277
Costs associated with new store openings(j)	18,656	16,504	12,035
Corporate overhead expenses(k)	90,839	75,149	60,675
Store-level Adjusted EBITDA	$305,901	$252,452	$198,987

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of income.

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

(f)

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

(g)

Non-cash stock-based compensation expense associated with a special one-time grant of stock options to our Chairman and Chief Executive Officer that vested and was fully recognized in the second fiscal quarter 2019 (the “CEO grant”), which we do not consider in our evaluation of our ongoing performance.

(h)

Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(8.8) million, $(6.3) million and $(4.7) million for fiscal years 2019, 2018 and 2017, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

•

for fiscal year 2019, costs incurred of $2.4 million related to the CFO Transition,  payroll tax expense of $0.8 million related to the exercise of stock options and $0.5 million related to the one-time loss incurred related to the acquisition of land for the purposes of building a new store in fiscal year 2020 that had a pre-existing unusable structure on the premises that was demolished;

•	for fiscal year 2018, an impairment charge of $2.4 million following the resolution of a legal matter; and
•	for fiscal year 2017, a loss of $0.3 million recognized on the sale of land in connection with the expansion of our distribution center.

(j)

Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened 34, 28 and 24 new stores in fiscal years 2019, 2018 and 2017, respectively.

(k)

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

(3)	The following table reconciles our net income to Adjusted Net Income for the periods presented (in thousands):

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017

Net income as reported	$48,996	$31,812	$27,066
Adjustments:
Impairment charges	—	2,422	—
Loss on extinguishment of debt	—	—	2,715
Loss on modification of debt(a)	—	179	—
Stock-based compensation related to special one-time IPO bonus grant(b)	2,521	11,273	—
Payroll tax expense related to special one-time IPO bonus stock option exercises(c)	69	—	5,318
Stock-based compensation related to one-time CEO grant(d)	41,475	—	—
CFO Transition costs(e)	2,393	—	—
Loss on disposal of building(f)	500	—	—
Transaction costs(g)	1,478	1,450	797
Tax impact of adjustments to net income(h)	(10,810)	(4,003)	(3,244)
Tax impact (benefit) related to special one-time IPO bonus stock option exercises(i)	(593)	—	—
Deferred tax impact related to Tax Act(j)	—	16,694	—
Adjusted Net Income	$86,029	$59,827	$32,652

(a)	Non-cash loss due to a change in the ABL Facility lenders under the ABL Amendment resulting in immediate recognition of a portion of the related unamortized deferred debt issuance costs.

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

(e)	Costs related to the CFO Transition in the third and fourth fiscal quarter 2019.

(f)	One-time loss incurred related to the acquisition of land for the purposes of building a new store in fiscal year 2020 that had a pre-existing unusable structure on the premises that was demolished.

(g)	Charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders, which we do not consider in our evaluation of our ongoing performance.

(h)

Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items for fiscal year 2019 and excluding the revaluation of net deferred tax assets as a result of the Tax Act for fiscal year 2018. After giving effect to the adjustments to net income, the adjusted effective tax rate for fiscal years 2019 and 2018 was 11.7% and 26.1%, respectively. The effective tax rate for fiscal year 2017 was 36.7%.

(i)	Represents the income tax impact (benefit) related to stock option exercises associated with the IPO grant.

(j)	Represents the tax impact of the revaluation of net deferred tax assets in accordance with the Tax Act.

Fiscal Year Ended January 26, 2019 Compared to Fiscal Year Ended January 27, 2018

Net Sales

Net sales increased $215.4 million, or 22.7%, to $1,165.9 million for the fiscal year ended January 26, 2019 from $950.5 million for the fiscal year ended January 27, 2018. The increase was primarily driven by approximately $193.4 million of incremental revenue from the net addition of 31 new stores opened since January 27, 2018 as well as a number of stores that were opened during fiscal year 2017 but had not been open long enough to be included in the comparable store base. The remaining $22.0 million increase in net sales is attributable to comparable store sales which increased 2.7% during the fiscal year ended January 26, 2019, driven primarily by our merchandising and marketing initiatives.

Cost of Sales

Cost of sales increased $136.4 million, or 21.2%, to $780.0 million for the fiscal year ended January 26, 2019 from $643.6 million for the fiscal year ended January 27, 2018. This increase was primarily driven by the 22.7% increase in net sales for the fiscal year ended January 26, 2019 compared to the fiscal year ended January 27, 2018, which resulted in a $85.2 million increase in merchandise costs. In addition, during the fiscal year ended January 26, 2019, we recognized a $7.5 million increase in depreciation and amortization and a $30.5 million increase in store occupancy costs, in each case as a result of new store openings since January 27, 2018.

Gross Profit and Gross Margin

Gross profit was $385.9 million, or 33.1% of net sales, for the fiscal year ended January 26, 2019, an increase of $78.9 million from $307.0 million, or 32.3% of net sales, for the fiscal year ended January 27, 2018. The increase in gross profit was primarily driven by increased sales volume from the net addition of 31 new stores opened since January 27, 2018 as well as a 2.7% increase in comparable stores sales. Gross margin increased 80 basis points during the fiscal year ended January 26, 2019 when compared to the fiscal year ended January 27, 2018. The increase was primarily driven by product margin improvement, which included benefits from direct sourcing, and the nonrecurrence during the fiscal year ended January 26, 2019 of distribution center costs associated with investments in incremental inventory incurred during the fiscal year ended January 27, 2018. This increase in gross margin was partially offset by increased occupancy costs resulting from our fiscal year 2019 and 2018 sale-leaseback transactions as discussed in “—Liquidity and Capital Resources”.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $303.5 million for the fiscal year ended January 26, 2019 compared to $211.1 million for the fiscal year ended January 27, 2018, an increase of $92.4 million or 43.8%. As a percentage of sales, SG&A increased 380 basis points for the fiscal year ended January 26, 2019 to 26.0% from 22.2% for the fiscal year ended January 27, 2018, primarily due to $41.5 million in stock-based compensation expense associated with the CEO grant, an increase in labor expense related to increased store labor hours and increased marketing and advertising expenses, which was partially offset by the nonrecurrence of stock-based compensation expenses associated with the IPO grant, the derived service period of which ended in the second fiscal quarter 2019. SG&A expenses include corporate overhead expenses, which represented $56.0 million of the increase, primarily attributable to the $41.5 million one-time CEO grant as well as increased consulting and pre-opening costs related to our second distribution center, increased payroll and administrative expenses to support our growth strategies and transaction costs related to our secondary offerings, which was partially offset by a decrease of stock-based compensation expenses associated with the IPO grant. SG&A expenses also include expenses related to store operations, which represented $25.8 million of the increase, primarily driven by additional headcount for our new stores and increased store labor hours as well as increases in other administrative costs to support the continued growth in our store base.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $34.9 million for the fiscal year ended January 26, 2019 compared to $24.3 million for the fiscal year ended January 27, 2018, an increase of $10.6 million or 43.8%. The increase was driven by our efforts to continue to build brand awareness and drive traffic to our stores. Store pre-opening costs include additional marketing and advertising expenses of $0.7 million and $1.7 million for the fiscal years ended January 26, 2019 and January 27, 2018, respectively. In fiscal year 2019, we expanded our marketing and advertising spend to 3.1% of net sales, up from 2.7% of net sales in fiscal year 2018.

Impairment Charges

During the fiscal year ended January 27, 2018, we recognized an impairment charge of $2.4 million following the resolution of a legal matter. No impairment charges were incurred during the fiscal year ended January 26, 2019.

Interest Expense, Net

Interest expense, net increased to $27.1 million for the fiscal year ended January 26, 2019 from $21.7 million for the fiscal year ended January 27, 2018, an increase of $5.4 million. The increase in interest expense is primarily due to increases in the average interest rates applicable to our variable rate debt during the period in addition to increased borrowings under our ABL Facility to support our growth strategies. The effective interest rate for the ABL Facility was approximately 3.80% and 2.90% during the fiscal years ended January 26, 2019 and January 27, 2018, respectively.

Income Tax Provision

Income tax benefit was $0.0 million for the fiscal year ended January 26, 2019 compared to income tax expense of $33.8 million for the fiscal year ended January 27, 2018. The effective tax rate for the fiscal year ended January 26, 2019 was 0.0% compared to 51.5% for the fiscal year ended January 27, 2018. The effective tax rate for the fiscal year ended January 26, 2019 differs from the federal statutory rate of 21.0% primarily due to the recognition of $9.8 million of excess tax benefit realized in connection with stock-based compensation and, to a lesser extent, the impact of state and local income taxes.  The effective tax rate for the fiscal year ended January 27, 2018 differs from the prorated federal statutory rate of 34.0% primarily due to the impact of state and local income taxes, the effect of the Tax Act (which lowered the federal statutory income tax rate in effect for the period from January 1, 2018 through January 27, 2018 from 35% to 21%) and a net excess tax benefit related to stock options exercised.

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

As of January 26, 2019, we had $11.0 million of cash and cash equivalents and $120.5 million in borrowing availability under our ABL Facility. At that date, there were $0.5 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities (as described in “—Term Loan Facilities”). The interest rates on the Term Loan Facilities are variable; based on LIBOR rates in effect at January 26, 2019, our obligations under the Term Loan Facilities bore interest at a rate of 6.0%. The Term Loan is repayable in equal quarterly installments of approximately $0.9 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 26, 2019 were approximately $209.1 million, inclusive of $13.0 million invested in the second distribution center and net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $148.4 million. We estimate that our capital expenditures for the fiscal year ending January 25, 2020 will be in the range of $215 million to $235 million, net of proceeds from sale-leaseback transactions of $70 million. We also plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2019, we opened 31 new stores, net of two relocated stores and one store closure. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and proceeds from our ABL Facility. We expect fiscal year 2020 net capital expenditures to be primarily financed in the same manner.

Based on our growth plans, we believe that our cash position, net cash provided by operating activities and borrowings under our ABL Facility and sale-leaseback transactions will be adequate to finance our planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and the foreseeable future thereafter. If cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017

Net Cash Provided by Operating Activities	$86,334	$106,018	$43,498
Net Cash Used in Investing Activities	(209,123)	(170,276)	(62,718)
Net Cash Provided by Financing Activities	127,730	65,209	21,340
Increase in Cash, Cash Equivalents and Restricted Cash	4,941	951	2,120

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $86.3 million for the fiscal year ended January 26, 2019 compared to $106.0 million during the fiscal year ended January 27, 2018. The $19.7 million decrease in cash provided by operating activities was primarily due to a $86.1 million increase in purchases of merchandise inventories. The decrease in cash provided by operating activities was partially offset by a $26.0 million decrease in cash paid for income taxes and a $32.2 million increase in the cash portion of operating income, which was impacted during the period by non-cash stock-based compensation expense of $35.8 million and depreciation and amortization of $7.8 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $209.1 million for the fiscal year ended January 26, 2019 compared to $170.3 million for the fiscal year ended January 27, 2018. The $38.8 million increase in cash used in investing activities was driven by an increase in net capital expenditures. Capital expenditures of $357.5 million for the fiscal year ended January 26, 2019 consisted of $310.4 million invested in new store growth and approximately $13.0 million invested in the second distribution center with the remaining $34.1 million primarily related to investments in information technology, maintenance expenditures and existing stores.

Net cash used in investing activities was $170.3 million for the fiscal year ended January 27, 2018 compared to $62.7 million for the fiscal year ended January 28, 2017. The $107.6 million increase in cash used in investing activities was primarily driven by an increase in net capital expenditures of $108.1 million. Capital expenditures of $232.7 million for the fiscal year ended January 27, 2018 consisted of $206.4 million invested in new store growth with the remaining $26.3 million primarily related to investments in information technology, our existing distribution center and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $127.7 million for the fiscal year ended January 26, 2019 compared to $65.2 million for the fiscal year ended January 27, 2018, an increase of $62.5 million primarily due to a $50.0 million increase in borrowings under our Term Loan and an $11.3 million increase in proceeds from the exercise of stock options.

Net cash provided by financing activities was $65.2 million for the fiscal year ended January 27, 2018 compared to $21.3 million for the fiscal year ended January 28, 2017, an increase of $43.9 million primarily due to a

$35.5 million increase in net borrowings under our ABL Facility and $10.4 million in proceeds from the exercise of stock options for the fiscal year ended January 27, 2018.

Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55 (Topic 840, “Leases”), we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord's asset. In such cases, we capitalize the fair value of the landlord’s building and construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of the construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our consolidated balance sheets. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of January 26, 2019, we have not derecognized any landlord assets or associated financing obligations.

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a Term Loan in an aggregate principal amount of $350.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 26, 2019. The Term Loan is prepayable, in whole or in part, at our option, subject to a prepayment premium equal to 1% of the aggregate principal amount of the Term Loan then outstanding until May 27, 2019 (inclusive). After May 27, 2019, the Term Loan may be prepaid without premium.

The Term Loan permits us to add one or more incremental term loans in amounts subject to our compliance with a first lien net leverage ratio test. The first lien net leverage ratio test is calculated using Adjusted EBITDA, which is defined as “Consolidated EBITDA” under our credit agreement.

On November 27, 2018, At Home II and the Borrower entered into the Second Amendment (the “Term Loan Amendment”) with the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which amended the First Lien Agreement,  as amended by the First Amendment dated July 27, 2017. Pursuant to the Term Loan Amendment, among other things, the Borrower borrowed an additional $50.0 million in incremental term loans, increasing the principal amount outstanding under the First Lien Agreement on such date to $339.5 million. Net proceeds from the incremental term loans were used to repay approximately $49.6 million of borrowings under our ABL Facility.

As of January 26, 2019, approximately $339.5 million was outstanding under the Term Loan. The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of January 26, 2019 and January 27, 2018, we were in compliance with all covenants prescribed under the Term Loan.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 3.80%, 2.90% and 2.00% for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

As of January 26, 2019, approximately $221.0 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately $120.5 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of January 26, 2019 and January 27, 2018, we were in compliance with all covenants under the ABL Facility.

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

Contractual Obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 26, 2019, our contractual cash obligations over the next several periods were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease commitments(1)	$1,569,276	$115,210	$240,078	$233,767	$980,221
Capital lease commitments(2)	777	203	406	168	—
Long-term debt obligations(3)	345,469	3,663	7,345	334,461	—
Revolving credit facility(4)	221,010	221,010	—	—	—
Estimated interest payments(5)	57,207	17,302	30,855	9,050	—
Financing obligations(6)	35,108	2,932	6,106	5,274	20,796
Contractual tax obligations(7)	716	716	—	—	—
Total	$2,229,563	$361,036	$284,790	$582,720	$1,001,017

(1)	Our operating lease commitments include leases for property used in our operations. Amounts shown do not reflect operating leases that are classified as financing obligations.
(2)	Our capital lease commitments include leases for property used in our operations.
(3)	Long-term debt obligations include principal payments due under our Term Loan and note payable.
(4)	Revolving credit facility includes principal payments due on our ABL Facility.
(5)

Interest expense on long-term debt includes future interest payments on outstanding obligations under our Term Loan and notes payable as well as payments due on our ABL Facility. Our ABL Facility bears interest at variable rates and this table is based on rates in effect as of January 26, 2019.

(6)	Includes base lease terms for properties where we have been deemed to be the accounting owner of the landlord's property in accordance with accounting guidance related to leases.
(7)

Represents the liability reported in accordance with the provisions of ASC 740 (Topic 740 “Income Taxes”). For further information related to unrecognized tax benefits, see Note 10 – Income Taxes to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

We have not historically entered into off-balance sheet arrangements other than operating lease commitments, letters of credit and purchase obligations in the normal course of our operations.

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

Physical inventory counts are performed for our stores at least once per year by a third-party inventory counting service for stores that have been in operation for at least one year. Inventory records are adjusted to reflect actual inventory counts and any resulting shortage (“shrinkage”) is recognized. Reserves for shrinkage are estimated and recorded throughout the fiscal year as a percentage of net sales based on the most recent physical inventory, in combination with historical experience. We have loss prevention programs and policies in place intended to mitigate shrinkage. A 10% increase in our estimated shrinkage reserve rate would have affected net income by approximately $1.5 million for fiscal year 2019. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal year exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

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

We have the option to perform a qualitative assessment of goodwill rather than completing the two-step process to determine whether it is more likely than not that the fair value of an operating segment is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step process. Otherwise, we may forego the two-step process and do not need to perform any further testing. We performed a qualitative assessment of goodwill for the fiscal year ended January 26, 2019. Based on that qualitative assessment, we concluded it was more likely than not that the fair value of our operating segment substantially exceeded its carrying value and, therefore, further quantitative analysis was not required.

No impairment of goodwill was recognized during the fiscal years ended January 26, 2019, January 27, 2018 or January 28, 2017. However, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or the weighted average cost of capital increases.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. Based upon the review of our store-level assets, we identified impairment in connection with certain property and equipment following the resolution of a legal matter and recognized a charge of $2.4 million for the fiscal year ended January 27, 2018. No impairment of long-term assets was recognized during the fiscal years ended January 26, 2019 and January 28, 2017.

We test indefinite-lived trade name intangible assets annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The carrying value of the At Home trade name as of January 26, 2019 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 26, 2019, January 27, 2018 or January 28, 2017.

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned within 60 days from the purchase date and provide a reserve for estimated returns. See Note 2—Revenue Recognition to our audited consolidated financial statements included elsewhere in this report.

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

We used a Monte Carlo simulation model to determine the fair value of the special one-time initial public offering transaction bonus grant subject to market-based conditions. The stock option grants subject to market-based conditions have cliff vesting that began in the third quarter of fiscal year 2017 and continued into the third quarter of fiscal year 2019 subject to the achievement of market conditions. We valued the stock option grants as a single award with the related compensation cost recognized using a straight-line method over the derived service period. The expected volatility is based on a combination of historical and implied volatilities of the common stock for comparable companies.

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

Income Taxes

The provision for income taxes is accounted for under the asset and liability method prescribed by ASC 740 (Topic 740, “Income Taxes”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rate changes are enacted. When necessary, a valuation allowance may be recorded against deferred tax assets in order to properly reflect the amount that is more likely than not to be realized.

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

On December 22, 2017, the Tax Act was adopted into law. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to the use and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the adoption of the Tax Act, for our fiscal year ended January 27, 2018, the statutory federal corporate tax rate was prorated to 34.0%, with the statutory rate for the fiscal year ended January 26, 2019 and beyond at 21.0%.

In December of 2017, the Securities and Exchange Commission staff issued State Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. We recorded provisional amounts for the impact of the Tax Act during the fourth fiscal quarter 2018. During fiscal year 2019, we completed our accounting for the income tax effects of the Tax Act, and no material adjustments were required to the provisional amounts recorded in fiscal year 2018.

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. A significant piece of positive or negative evidence that we consider is cumulative income or losses (generally defined as losses before income taxes) incurred over the most recent three-year period. Such evidence is supplemented by the four sources of taxable income described in ASC 740-10-30-18. Our valuation allowances totaled $0.3 million as of January 28, 2017. During fiscal year 2018, while analyzing our ability to utilize state net operating losses, it was determined that the positive evidence outweighed the negative evidence and the remaining valuation allowance was released. No valuation allowances were recorded for fiscal year 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The standard provides a number of optional practical expedients in transition. We will elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will not elect the hindsight practical expedient. We will not separate non-lease components from lease components by class of underlying assets and we will not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

While we are in the process of finalizing our initial impact assessment on the adoption of ASU 2016-02, we estimate the following material impacts to our financial statements:   (i) the recognition of right-of-use liabilities of approximately $1.0  billion and the recognition of corresponding right-of-use assets; (ii) the derecognition of deferred gains on sale-leasebacks as a cumulative-effect adjustment to opening retained earnings for the fiscal year ended January 25, 2020 (“fiscal year 2020”), which had previously resulted in amortization that reduced occupancy costs by $8.8 million for fiscal year 2019; (iii) the recognition of immediate gains and losses on sale-leasebacks within operating income beginning in fiscal year 2020; (iv) the reclassification of our financing obligations in the amount of $35.2 million to operating leases and corresponding right-of-use assets and liabilities as noted above with the difference recorded as a cumulative-effect adjustment to opening retained earnings, the nonrecurrence of financing obligation interest expense of

$2.4 million in fiscal year 2020 and a related increase in occupancy costs for fiscal year 2020; and (v) the recognition of additional expense of certain initial direct costs incurred prior to the existence of a  lease beginning in fiscal year 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against London Interbank Offered Rates (“LIBOR”). Based on our overall interest rate exposure to variable rate debt outstanding as of January 26, 2019, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $5.6 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Foreign Currency Risk

During the fiscal year ended January 26, 2019, we purchased approximately 65% of our merchandise from suppliers in foreign countries; however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-37 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 26, 2019.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 26, 2019. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

On March 27, 2019, we announced that Peter S.G. Corsa was promoted to serve as our President, effective March 26, 2019. Mr. Corsa will also continue to serve as our Chief Operating Officer. Lewis L. Bird III, who previously held the title of Chairman of the Board, Chief Executive Officer and President, will continue to serve as our Chairman of the Board and Chief Executive Officer with the same duties and responsibilities, effective March 26, 2019.

Mr. Corsa, age 50, has served as our Chief Operating Officer since December 2016 and, prior to that, as our Chief Stores Officer since March 2013. Before joining the Company, Mr. Corsa served as Vice President of KSL Resorts from January 2011 to April 2013, which operates luxury resorts throughout the United States. Previously, he served as Executive Vice President of Retail for Stuart Weitzman from January 2006 to February 2011. In addition, he served as Senior Director of Store Operations for Gap, Inc. from 2004 to 2006, Senior Director of Loss Prevention for Old Navy from 2002 to 2003, and Director of Store Operations for Old Navy from 1999 to 2002. Mr. Corsa received his Master of Business Administration from St. Mary’s College of California and his Bachelor’s degree in Political Science from the University of California, Santa Barbara.

Mr. Corsa does not have any family relationships with any executive officer or director of the Company.

Mr. Corsa is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 26, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 26, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 26, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 26, 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended January 26, 2019.

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

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of At Home Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of At Home Group Inc. (the Company) as of January 26, 2019 and January 27, 2018, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 26, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 26, 2019 and January 27, 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 26, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, effective January 28, 2018, the Company changed its method for recognizing revenue using the retrospective adoption method under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

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

March 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of At Home Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited At Home Group Inc.’s  internal control over financial reporting as of January 26, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, At Home Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 26, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of January 26, 2019 and January 27, 2018, the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 26, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated March 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas

March 27, 2019

AT HOME GROUP INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 26, 2019	January 27, 2018
Assets
Current assets:
Cash and cash equivalents	$10,951	$8,525
Inventories, net	382,023	269,844
Prepaid expenses	7,949	7,911
Other current assets	13,626	14,653
Total current assets	414,549	300,933
Property and equipment, net	682,663	466,263
Goodwill	569,732	569,732
Trade name	1,458	1,458
Debt issuance costs, net	1,539	1,978
Restricted cash	2,515	—
Noncurrent deferred tax asset	52,805	33,561
Other assets	945	316
Total assets	$1,726,206	$1,374,241
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$115,821	$79,628
Accrued and other current liabilities	117,508	89,499
Revolving line of credit	221,010	162,000
Current portion of deferred rent	11,364	9,072
Current portion of long-term debt and financing obligations	4,049	3,474
Total current liabilities	469,752	343,673
Long-term debt	336,435	289,902
Financing obligations	35,038	19,690
Deferred rent	169,339	124,054
Other long-term liabilities	4,556	6,043
Total liabilities	1,015,120	783,362
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 63,609,684 and 61,423,398 shares issued and outstanding, respectively	636	614
Additional paid-in capital	643,677	572,488
Retained earnings	66,773	17,777
Total shareholders' equity	711,086	590,879
Total liabilities and shareholders' equity	$1,726,206	$1,374,241

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017

Net sales	$1,165,899	$950,528	$765,635
Cost of sales	780,048	643,570	518,155
Gross profit	385,851	306,958	247,480

Operating expenses
Selling, general and administrative expenses	303,453	211,057	170,556
Impairment charges	—	2,422	—
Depreciation and amortization	6,363	6,118	4,247
Total operating expenses	309,816	219,597	174,803

Operating income	76,035	87,361	72,677
Interest expense, net	27,056	21,704	27,174
Loss on extinguishment of debt	—	—	2,715
Income before income taxes	48,979	65,657	42,788
Income tax (benefit) provision	(17)	33,845	15,722
Net income	$48,996	$31,812	$27,066

Earnings per share:
Net income per common share:
Basic	$0.78	$0.53	$0.49
Diluted	$0.74	$0.50	$0.48
Weighted average shares outstanding:
Basic	62,936,959	60,503,860	55,414,037
Diluted	66,299,646	63,712,003	56,892,183

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance, January 30, 2016	50,836,727	$508	$409,746	$(41,101)	$369,153
Stock-based compensation	—	—	9,384	—	9,384
Issuance of stock from initial public offering, net of costs	9,530,041	96	126,815	—	126,911
Excess tax benefit from initial public offering expenses	—	—	2,356	—	2,356
Net income	—	—	—	27,066	27,066
Balance, January 28, 2017	60,366,768	604	548,301	(14,035)	534,870
Stock-based compensation	—	—	13,764	—	13,764
Exercise of stock options	1,056,630	10	10,423	—	10,433
Net income	—	—	—	31,812	31,812
Balance, January 27, 2018	61,423,398	614	572,488	17,777	590,879
Stock-based compensation	—	—	49,526	—	49,526
Exercise of stock options and other awards	2,186,286	22	21,663	—	21,685
Net income	—	—	—	48,996	48,996
Balance, January 26, 2019	63,609,684	$636	$643,677	$66,773	$711,086

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017
Operating Activities
Net income	$48,996	$31,812	$27,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,529	48,777	36,925
Loss on disposal of fixed assets	553	100	216
Impairment charges	—	2,422	—
Non-cash interest expense	2,181	2,060	2,664
Amortization of deferred gain on sale-leaseback	(8,751)	(6,267)	(4,721)
Deferred income taxes	(19,244)	7,174	(26,008)
Stock-based compensation	49,526	13,764	9,384
Loss on extinguishment of debt	—	—	2,715
Changes in operating assets and liabilities
Inventories	(112,179)	(26,049)	(67,407)
Prepaid expenses and other current assets	989	(13,495)	1,352
Other assets	(629)	233	(2,624)
Accounts payable	29,261	25,247	27,690
Accrued liabilities	19,156	14,285	16,317
Income taxes payable	—	(7,265)	9,621
Deferred rent	19,946	13,220	10,308
Net cash provided by operating activities	86,334	106,018	43,498
Investing Activities
Purchase of property and equipment	(357,521)	(232,698)	(124,273)
Purchase of intangible assets	—	—	(586)
Net proceeds from sale of property and equipment	148,398	62,422	62,141
Net cash used in investing activities	(209,123)	(170,276)	(62,718)
Financing Activities
Payments under lines of credit	(721,177)	(389,126)	(406,164)
Proceeds from lines of credit	780,187	449,551	431,139
Payment of debt issuance costs	(1,009)	(1,906)	(323)
Proceeds from issuance of long-term debt	50,000	6,162	—
Payment of Second Lien Term Loan	—	—	(130,000)
Payments on financing obligations	(265)	(176)	(128)
Proceeds from financing obligations	1,625	—	—
Payments on long-term debt	(3,316)	(9,729)	(6,128)
Proceeds from exercise of stock options	21,685	10,433	—
Proceeds from issuance of common stock	—	—	132,944
Net cash provided by financing activities	127,730	65,209	21,340
Increase in cash, cash equivalents and restricted cash	4,941	951	2,120
Cash, cash equivalents and restricted cash, beginning of period	8,525	7,574	5,454
Cash, cash equivalents and restricted cash, end of period	$13,466	$8,525	$7,574

Supplemental Cash Flow Information
Cash paid for interest	$23,297	$19,284	$21,058
Cash paid for income taxes	$17,013	$42,979	$30,760
Supplemental Information for Non-cash Investing and Financing Activities
Increase (Decrease) in current liabilities of property and equipment	$14,297	$(1,210)	$2,941
Property and equipment reduction due to sale-leaseback	$(111,932)	$(46,184)	$(30,910)
Property and equipment acquired under capital lease	$—	$1,006	$8,613
Property and equipment additions due to build-to-suit lease transactions	$13,679	$—	$—

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Description of Business

At Home is a home décor superstore focused exclusively on providing a broad assortment of products for any room, in any style, for any budget. As of January 26, 2019, we operated 180 home décor superstores in 37 states, primarily in the South Central, Southeastern, Mid-Atlantic and Midwestern regions of the United States. At Home is owned and operated by At Home Group Inc. and its wholly-owned subsidiaries. All references to “we”, “us”, “our” and the “Company” and similar expressions are references to At Home Group Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Stock Split

On July 22, 2016, the Company’s board of directors approved a 128.157393-for-one stock split of its existing Class A common stock, Class B common stock and Class C common stock and the conversion of such Class A common stock, Class B common stock and Class C common stock into a single class of common stock. All historical share and per share information has been retroactively adjusted to reflect the stock split and conversion. As of January 26, 2019, the Company's total authorized share capital is comprised of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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

On October 31, 2017, our Registration Statement on Form S-3, pursuant to which we registered 50,582,545 shares of our common stock owned by AEA Investors LP (collectively, “AEA”) and Starr Investment Holdings, LLC (“Starr Investments” and, together with AEA, the “Sponsors”), was declared effective by the SEC.

On December 11, 2017, we completed a secondary offering in which our Sponsors sold an aggregate of 5,750,000 shares of our common stock (which included 750,000 shares subject to the underwriters’ over-allotment option). On April 2, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 6,900,000 shares of our common stock (which included 900,000 shares subject to the underwriters’ over-allotment option). On June 14, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 8,450,000 shares of our common stock (which included 450,000 shares subject to the underwriters’ over-allotment option). On September 11, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 10,000,000 shares of our common stock. We did not sell any shares of our common stock in, or receive any proceeds from, these secondary offerings. After giving effect to these secondary offerings, the Sponsors held approximately 26.5% of our outstanding common stock.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2019” relate to the 52 weeks ended January 26, 2019, references herein to “fiscal year 2018” relate to the 52 weeks ended January 27, 2018 and references herein to “fiscal year 2017” relate to the 52 weeks ended January 28, 2017.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Consolidation

The accompanying consolidated financial statements include the accounts of At Home Group Inc. (“At Home Group”) and its consolidated wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the consolidated financial statements and the accompanying notes. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less as well as credit card receivables. At January 26, 2019 and January 27, 2018, our cash and cash equivalents were comprised primarily of credit card receivables.

Restricted Cash

Restricted cash consists of cash and cash equivalents reserved for a specific purpose that is not readily available for immediate or general business use. Our restricted cash balance as of January 26, 2019 consists primarily of cash equivalents held for use in the purchase of property and equipment.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	January 26, 2019	January 27, 2018	January 28, 2017	January 30, 2016

Cash and cash equivalents	$10,951	$8,525	$7,092	$5,428
Restricted cash	2,515	—	482	26
Cash, cash equivalents and restricted cash	$13,466	$8,525	$7,574	$5,454

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

Physical inventory counts are performed for all of our stores at least once per year by a third-party inventory counting service for stores that have been in operation for at least one year. Inventory records are adjusted to reflect actual inventory counts and any resulting shortage (“shrinkage”) is recognized. Reserves for shrinkage are estimated and recorded throughout the fiscal year as a percentage of sales based on the most recent physical inventory, in combination with historical experience. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal year exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly

Consideration Received from Vendors

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation of property and equipment other than leasehold improvements is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term, including renewals determined to be reasonably assured, or the estimated useful life of the related improvement. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

We expense all internal-use software costs incurred in the preliminary project stage. Certain direct costs incurred at later stages and associated with the development and purchase of internal-use software, including external costs for services and internal payroll costs related to the software project, are capitalized within property and equipment in the accompanying consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally between three and five years. For the fiscal years ended January 26,

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2019, January 27, 2018 and January 28, 2017, we capitalized software costs of $3.1 million,  $4.3 million and $7.7 million, respectively. Amortization expense related to capitalized software costs totaled $4.9 million, $4.4 million and $2.7 million during the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

We capitalize major replacements and improvements and expense routine maintenance and repairs as incurred. We remove the cost of assets sold or retired and the related accumulated depreciation or amortization from the consolidated balance sheets and include any resulting gain or loss in the accompanying consolidated statements of income.

Capitalized Interest

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Our capitalized interest cost was approximately $3.1 million, $1.3 million and  $0.4 million for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

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

At January 26, 2019, the fair value of our fixed rate mortgage due August 22, 2022 was $6.1 million, which was approximately $0.1 million above the carrying value of $6.0 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

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

We have the option to perform a qualitative assessment of goodwill rather than completing the two-step process to determine whether it is more likely than not that the fair value of an operating segment is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step process. Otherwise, we may forego the two-step process and do not need to perform any further testing. We performed a qualitative assessment of goodwill for the fiscal year ended January 26, 2019. Based on that qualitative assessment, we concluded it was more likely than not that the fair value of our operating segment substantially exceeded its carrying value and, therefore, further quantitative analysis was not required.

No impairment of goodwill was recognized during the fiscal years ended January 26, 2019, January 27, 2018 or January 28, 2017. However, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or the weighted average cost of capital increases.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. Based upon the review of our store-level assets, we identified impairment in connection with certain property and equipment following the resolution of a legal matter and recognized a charge of $2.4 million for the fiscal year ended January 27, 2018. No impairment of long-term assets was recognized during the fiscal years ended January 26, 2019 and January 28, 2017.

We test indefinite-lived trade name intangible assets annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

another company. The carrying value of the At Home trade name as of January 26, 2019 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 26, 2019, January 27, 2018 or January 28, 2017.

Debt Issuance Costs

Debt issuance costs are costs incurred in connection with obtaining or modifying financing arrangements. These costs are capitalized as a direct deduction from the carrying value of the debt, other than costs incurred in conjunction with our line of credit, which are capitalized as an asset, and amortized over the term of the respective debt agreements.

Total amortization expense related to debt issuance costs was approximately $1.8 million,  $1.9 million and $1.8 million for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

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

Insurance Liabilities

For the period from December 1, 2013 through January 26, 2019, we were fully insured for workers' compensation and commercial general liability claims. Prior to that period, we used a combination of commercial insurance and self-insurance for workers' compensation and commercial general liability claims and purchased insurance coverage that limited our aggregate exposure for individual claims to $250,000 per workers' compensation and commercial general liability claim.

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

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned within 60 days from the purchase date and provide a reserve for estimated returns. See Note 2—Revenue Recognition.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

Store Pre-Opening Costs

We expense pre-opening costs for new stores as they are incurred. During the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, store pre-opening costs were approximately $21.7 million, $17.9 million and $13.9 million, respectively. Store pre-opening costs, such as occupancy expenses, advertising and labor are primarily included in selling, general and administrative expenses.

Marketing and Advertising

Marketing and advertising costs, exclusive of store pre-opening marketing and advertising expenses discussed above, include billboard, newspaper, radio, digital and other advertising mediums. Marketing and advertising costs are expensed as incurred and included in selling, general and administrative expenses. Total marketing and advertising expenses were approximately $34.9 million, $24.3 million and $17.4 million for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

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

We used a Monte Carlo simulation model to determine the fair value of the special one-time initial public offering transaction bonus grant subject to market-based conditions. The stock option grants subject to market-based conditions have cliff vesting that began in the third quarter of fiscal year 2017 and continued into the third quarter of fiscal year 2019 subject to the achievement of market conditions. We valued the stock option grants as a single award with the related compensation cost recognized using a straight-line method over the derived service period. The expected volatility is based on a combination of historical and implied volatilities of the common stock for comparable companies.

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

Income Taxes

The provision for income taxes is accounted for under the asset and liability method prescribed by ASC 740 (Topic 740, “Income Taxes”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rate changes are enacted. When necessary, a valuation allowance may be recorded against deferred tax assets in order to properly reflect the amount that is more likely than not to be realized.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

On December 22, 2017, federal tax reform legislation was adopted into law by the U.S. government (the “Tax Act”). The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to the use and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the adoption of the Tax Act, for our fiscal year ended January 27, 2018, the statutory federal corporate tax rate was prorated to 34.0%, with the statutory rate for the fiscal year ended January 26, 2019 and beyond at 21.0%.

In December of 2017, the Securities and Exchange Commission staff issued State Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. We recorded provisional amounts for the impact of the Tax Act during the fourth fiscal quarter 2018. During fiscal year 2019, we completed our accounting for the income tax effects of the Tax Act, and no material adjustments were required to the provisional amounts recorded in fiscal year 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The standard provides a number of optional practical expedients in transition. We will elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will not elect the hindsight practical expedient. We will not separate non-lease components from lease components by class of underlying assets and we will not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

While we are in the process of finalizing our initial impact assessment on the adoption of ASU 2016-02, we estimate the following material impacts to our financial statements: (i) the recognition of right-of use liabilities of approximately $1.0  billion and the recognition of corresponding right-of-use assets; (ii) the derecognition of deferred gains on sale-leasebacks as a cumulative-effect adjustment to opening retained earnings for the fiscal year ended January 25, 2020 (“fiscal year 2020”), which had previously resulted in amortization that reduced occupancy costs by $8.8 million for fiscal year 2019; (iii) the recognition of immediate gains and losses on sale-leasebacks within operating income beginning in fiscal year 2020; (iv) the reclassification of our financing obligations in the amount of $35.2 million to operating leases and corresponding right-of-use assets and liabilities as noted above with the difference recorded as a cumulative-effect adjustment to opening retained earnings, the nonrecurrence of financing obligation interest expense of $2.4 million in fiscal year 2020 and a related increase in occupancy costs for fiscal year 2020; and (v) the recognition of additional expense of certain initial direct costs incurred prior to the existence of a  lease beginning in fiscal year 2020.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

2.    Revenue Recognition

On January 28, 2018, we adopted ASU 2014-09 using the retrospective transition method. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Results for all reporting periods presented include the impact of the new guidance under ASU 2014-09, including prior periods that have been recast to reflect the estimated cost of returned assets within other current assets rather than netted with our sales returns reserve within other current liabilities. The adoption of ASU 2014-09 did not impact opening retained earnings as of January 28, 2018 and did not have a material impact on revenues recognized for the fiscal years ended January 27, 2018 and January 28, 2017.

The adoption of ASU 2014-09 had the following impact on our consolidated balance sheets as of January 27, 2018 (in thousands):

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

The adoption of ASU 2014-09 had the following impact on our consolidated statement of cash flows for the fiscal years ended January 27, 2018 and January 28, 2017 (in thousands):

	Consolidated Statement of Cash Flows
	Fiscal Year Ended January 27, 2018
		New Revenue
	As Reported(a)	Standard	As Recast

Prepaid expenses and other current assets	$(13,621)	$126	$(13,495)
Accrued liabilities	14,411	(126)	14,285
Net cash provided by operating activities	106,018	—	106,018

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

	Consolidated Statement of Cash Flows
	Fiscal Year Ended January 28, 2017
		New Revenue
	As Reported(a)	Standard	As Recast

Prepaid expenses and other current assets	$1,600	$(248)	$1,352
Accrued liabilities	16,069	248	16,317
Net cash provided by operating activities	43,498	—	43,498

(a)

Accrued liabilities have been reclassified in the prior period to conform with the current period presentation as discussed in Note 1 – Nature of Operations and Summary of Significant Accounting Policies.

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

As noted in Note 1 – Nature of Operations and Summary of Significant Accounting Policies, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017

Home furnishings	45%	46%	48%
Accent décor	51	50	49
Other	4	4	3
Total	100%	100%	100%

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

We recognized approximately $16.3 million, $12.9 million and $9.8 million in gift card redemption revenue for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the Fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017. Of the total gift card redemption revenue, $3.0 million, $2.2 million and $1.6 million for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively, related to gift cards issued in prior periods.

We had outstanding gift card liabilities of $7.8 million and $5.8 million as of January 26, 2019 and January 27, 2018, respectively, which are included in accrued and other current liabilities. Gift card redemption and breakage revenue for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017 and gift card liabilities as of January 26, 2019 and January 27, 2018 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through At Home branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the fiscal years ended January 26, 2019 and January 27, 2018, we recognized approximately $3.2 million and $1.2 million, respectively, in revenue from our credit card program within net sales when earned.

Customers may return purchased items for an exchange or refund. Historically, the sales returns reserve was presented net of cost of sales in other current liabilities and based primarily on historical trends and sales performance. ASU 2014-09 also specifies that the balance sheets should reflect both a liability with respect to the refund obligation and an asset representing the right to the returned goods on a gross basis. In adopting ASU 2014-09, we utilized the expected value methodology in which different scenarios including current sales return data and historical quarterly sales return rates are used to develop an estimated sales return rate. During the fiscal year ended January 27, 2018, we utilized the practical expedient provided under ASU 2014-09 to assess all sales on a portfolio basis, as this did not yield materially different results from the actual sales returns. As such, we now present the sales returns reserve within other current liabilities and the estimated value of the inventory that will be returned within other current assets in the consolidated balance sheets. The components of the sales returns reserve reflected in the consolidated balance sheets consist of the following (in thousands):

	January 26,	January 27,
	2019	2018

Accrued and other current liabilities	$2,448	$2,023
Other current assets	1,129	952
Sales returns reserve, net	$1,319	$1,071

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	January 26,	January 27,
	2019	2018

Land	$53,025	$42,378
Buildings	132,881	117,429
Computer hardware and software	50,016	40,096
Equipment, furniture and fixtures	148,562	115,539
Leasehold improvements	365,099	253,570
Construction in progress	125,051	40,739
	874,634	609,751
Less: accumulated depreciation and amortization	(191,971)	(143,488)
Property and equipment, net	$682,663	$466,263

Depreciation and amortization expense for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017 totaled approximately $56.5 million, $48.8 million and $36.9 million, respectively. Approximately $50.2 million, $42.7 million and $32.7 million of depreciation and amortization expense is included in cost of sales for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively. In addition, we recorded

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

$2.4 million in impairment charges for property and equipment following the resolution of a legal matter for the fiscal year ended January 27, 2018.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

July 2031. Approximately $3.7 million of the proceeds from the sale were used to pay off a note payable related to the Corpus Christi property.

5.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 26,	January 27,
	2019	2018

Inventory in-transit	$20,591	$14,618
Accrued payroll and other employee-related liabilities	18,306	16,917
Accrued taxes, other than income	14,194	11,680
Accrued interest	5,756	4,173
Insurance liabilities	539	3,391
Gift card liability	7,784	5,787
Construction costs	14,548	9,661
Accrued inbound freight	15,236	10,796
Other	20,554	12,476
Total accrued liabilities	$117,508	$89,499

6.    Revolving Line of Credit

In October 2011, At Home Holding III Inc. (“At Home III”) and At Home Stores LLC (collectively, the “ABL Borrowers”), entered into an asset-based revolving line of credit (the “ABL Facility”), which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances.

We have subsequently amended the ABL Credit Agreement from time to time. After giving effect to such amendments, as of January 26, 2019, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

Interest on borrowings under our ABL Facility is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%,  plus in each case, an applicable margin of 0.25% to 0.75% or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%.  The effective interest rate was approximately 3.80%,  2.90% and  2.00% for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

As of January 26, 2019, approximately $221.0 million was outstanding under the ABL Facility, approximately $0.5 million in face amount of letters of credit had been issued and we had availability of approximately  $120.5 million.

The ABL Facility includes restrictions customarily found in such agreements on the ability of the ABL Borrowers and the subsidiary guarantors to incur additional liens and indebtedness, make investments and dispositions, pay dividends to At Home Holding II Inc. (“At Home II”) or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the ABL Facility, the ABL Borrowers and the subsidiary guarantors are permitted to pay dividends to At Home II, (a) so long as after giving effect to such payment, (i) availability is equal to or greater than 15% of the loan cap (i.e., the lesser of (x) the aggregate lender commitments under the ABL Facility and (y)

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

the borrowing base) and (ii) if availability is less than 20% of the loan cap, the consolidated fixed charge coverage ratio is equal to or greater than 1.0 to 1.0, and (b) pursuant to certain other limited exceptions. As of January 26, 2019 and January 27, 2018, we were in compliance with all covenants prescribed in the ABL Facility.

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

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 26,	January 27,
	2019	2018

Term Loan	$339,500	$292,500
Note payable, bank(a)	5,969	6,108
Obligations under capital leases	733	911
Total debt	346,202	299,519
Less: current maturities	3,846	3,316
Less: unamortized deferred debt issuance costs	5,921	6,301
Long-term debt	$336,435	$289,902

(a)	Matures August 22, 2022; $34,483 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, are as follows (in thousands):

January 26,
2019

2020	$3,663
2021	4,548
2022	2,797
2023	334,461
2024	—
Thereafter	—
$345,469

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 26, 2019. The Term Loan is prepayable at our option, in whole or in part, subject to a prepayment premium equal to 1% of the aggregate principal amount of the Term Loan then outstanding until May 27, 2019 (inclusive). After May 27, 2019, the Term Loan may be prepaid without premium.

The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies, substantially similar to those described in respect of the ABL Facility. There are no financial maintenance covenants in the Term Loan. As of January 26, 2019 and January 27, 2018, we were in compliance with all covenants prescribed under the Term Loan.

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

On November 27, 2018, At Home II and the Borrower entered into the Second Amendment (the “Term Loan Amendment”) with the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which amended the First Lien Agreement, as amended by the First Amendment dated July 27, 2017. Pursuant to the Term Loan Amendment, among other things, the Borrower borrowed an additional $50.0  million in incremental term loans, increasing the principal amount outstanding under the First Lien Agreement on such date to $339.5 million. Net proceeds from the incremental term loans were used to repay approximately $49.6 million of borrowings under the ABL Facility.

The restricted net assets of At Home Group's consolidated subsidiaries was $711.1 million as of January 26, 2019.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

8.    Financing Obligations

In some cases, the assets we lease require construction in order to ready the space for its intended use and, in certain cases, we are involved in the construction of leased assets. The construction period typically begins when we execute our lease agreement with the landlord and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, we must consider the nature and extent of our involvement during the construction period and, in some cases, our involvement results in our being considered the accounting owner of the construction project. By completing the construction of key structural components of a leased building, we are deemed to have participated in the construction of the landlord asset. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from our consolidated balance sheet. In certain leases, we maintain various forms of “prohibited continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted, we would be required to account for the lease as either operating or capital in accordance with ASC 840. As of January 26, 2019, we have not derecognized any landlord assets or associated financing obligations.

9.    Related Party Transactions

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chief Executive Officer. During the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. We paid MMI approximately $0.6 million primarily for fixtures, furniture and equipment for each of the fiscal years ended January 26, 2019 and January 27, 2018 and $0.2 million for the fiscal year ended January 28, 2017.

10.    Income Taxes

Our income tax provision is as follows (in thousands):

	Fiscal Year Ended
	January 26,	January 27,	January 28,
	2019	2018	2017
Current income tax expense
Federal	$16,620	$23,786	$36,956
State	2,607	2,885	4,756
Deferred income tax (benefit) expense
Federal	(16,343)	9,208	(22,261)
State	(2,901)	(2,034)	(3,729)
Income tax (benefit) provision	$(17)	$33,845	$15,722

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

On December 22, 2017, the Tax Act was adopted into law. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to the use and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the adoption of the Tax Act, for the fiscal year ended January 27, 2018, the statutory federal corporate tax rate was prorated to 34.0%, with the statutory rate for the fiscal year ended January 26, 2019 and beyond at 21.0%.

In December of 2017, the Securities and Exchange Commission staff issued State Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. We recorded provisional amounts for the impact of the Tax Act during the fourth fiscal quarter 2018. During fiscal year 2019, we completed our accounting for the income tax effects of the Tax Act, and no material adjustments were required to the provisional amounts recorded in fiscal year 2018.

Deferred tax assets and liabilities are determined based on the estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	January 26,	January 27,
	2019	2018
Deferred tax assets
Inventory	$9,283	$5,385
Accruals	3,835	2,291
Deferred rent	11,311	7,830
Net operating losses	290	333
Deferred gains	33,181	26,288
Deferred compensation	16,400	7,325
Financing obligations	5,636	1,845
Deferred revenue	1,200	44
Prepaid rent	1,514	1,710
Other, net	1,663	1,296
Total deferred tax assets	84,313	54,347
Deferred tax liabilities
Property and equipment	(31,420)	(19,980)
Debt cancellation income	—	(742)
Trade name	(88)	(64)
Total deferred tax liabilities	(31,508)	(20,786)
Net deferred tax asset	$52,805	$33,561

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. We believe the cumulative pre-tax income is a significant piece of positive evidence that allows us to consider other subjective evidence such as future forecasted pre-tax income. For the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017,  we continued to have three years of cumulative pre-tax income. In addition, taxable income exceeded pre-tax income for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017. We concluded that because of this positive evidence, as well as cumulative pre-tax income in recent fiscal years, it was more likely than not that our deferred tax assets would be realized in future years. Accordingly, during fiscal year 2019, we determined no valuation allowance was required.

Our valuation allowances totaled $0.3 million as of January 28, 2017. During fiscal year 2018, while analyzing our ability to utilize state net operating losses, it was determined that the positive evidence outweighed the negative evidence and the remaining valuation allowance was released. We had approximately $6.4 million and $7.4 million of

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

state net operating loss carryforwards at January 26, 2019 and January 27, 2018, respectively. The state net operating losses begin to expire in fiscal year 2024. During fiscal year 2018, we determined that the valuation allowance for state net operating losses was no longer necessary as we expect to fully utilize all net operating loss carryforward prior to expiration.

The reconciliation between the actual income tax provision and the income tax provision calculated at the federal statutory tax rate is as follows (dollars in thousands):

	Fiscal Year Ended
	January 26,	January 27,	January 28,
	2019	2018	2017

Income tax provision at the federal statutory rate	$10,286	$22,297	$14,976
Permanent differences	340	325	625
State income taxes, net of federal income tax effect	(307)	482	924
Change in unrecognized tax benefits	(300)	(16)	(378)
Change in valuation allowance	—	(314)	(257)
Effect of the Tax Act	(524)	16,694	—
Net federal excess tax benefit related to options exercised	(9,293)	(5,826)	—
Tax credits	(278)	(208)	(141)
Deferred adjustment	59	411	(23)
Other	—	—	(4)
Income tax (benefit) provision	$(17)	$33,845	$15,722
Effective tax rate	(0.0)%	51.5%	36.7%

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

The total amount of unrecognized tax benefits as of January 26, 2019 was $0.7 million, $0.5 million of which would favorably impact the effective tax rate if resolved in our favor.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 26,	January 27,
	2019	2018

Balance, beginning of period	$1,688	$2,553
Additions based on tax positions related to the current year	—	—
Subtractions based on tax positions related to the prior year	(443)	(604)
Settlements	(5)	(108)
Expiration of statute of limitations	(524)	(153)
Balance, end of period	$716	$1,688

We recognize accrued interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 26, 2019 and January 27, 2018, there was approximately $0.1 million in accrued penalties. As of January 26, 2019 and January 27, 2018, there was approximately $0.1 million and $0.2 million, respectively, in accrued interest. In addition, we released approximately $0.1 million in interest expense and penalties during the fiscal year

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

ended January 26, 2019 and recognized an immaterial amount of interest expense and penalties during the fiscal year ended January 27, 2018.

In the normal course of business, we are subject to examination by taxing authorities in U.S. Federal and U.S. state jurisdictions. The period subject to examination for our federal return is fiscal year 2016 and later and fiscal year 2015 and later for all major state tax returns. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust the provision for income tax in the period such resolution occurs.

11.    Commitments and Contingencies

Leases

We lease space for certain of our retail properties, our distribution center and corporate office pursuant to leases that expire at various dates through 2037. A number of the leases have renewal options for various periods of time at our discretion. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these properties. Certain leases require the payment of contingent rent based on a specified percentage of stores' gross sales, as defined in the lease agreement, and are subject to certain limitations. An immaterial amount of contingent rent was paid during the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017. Rent expense for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017 totaled approximately $108.0 million, $83.4 million and $68.1 million, respectively. Amortization of deferred gains on sale-leasebacks is approximately $9.3 million for fiscal year 2020 and each of the four subsequent fiscal years.

Future minimum annual rental commitments for all leases are as follows (in thousands):

	Capital	Operating	Financing
	Leases	Leases	Obligations	Total

2020	$203	$115,210	$2,932	$118,345
2021	203	120,876	3,037	124,116
2022	203	119,202	3,069	122,474
2023	168	116,985	2,635	119,788
2024	—	116,782	2,639	119,421
Thereafter	—	980,221	20,796	1,001,017
Total minimum lease payments	$777	$1,569,276	$35,108	$1,605,161
Less: amount representing interest	(44)
Present value of minimum lease payments	$733

Minimum future annual rent receivable under operating subleases as of January 26, 2019 was immaterial. We recognized a nominal amount of lease rental income for each of the fiscal years ended January 26, 2019, January 27, 2018, and January 28, 2017.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12.    Employee Benefit Plan

Effective October 1, 2014, we sponsor a 401(k) Savings Plan for eligible employees. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 18 years of age and has completed six months of service. Participants may elect to contribute up to 100% of their compensation on a pre-tax basis subject to Internal Revenue Service (“IRS”) limitations. In accordance with the provisions of the 401(k) Savings Plan, we make a safe harbor matching cash contribution to the account of each participant in an amount equal to 100% of the participant's pre-tax contributions that do not exceed 3% of the participant's considered annual compensation plus 50% of the participant's pre-tax contributions between 3% and 5% of the participant's considered annual compensation, which are also subject to regulatory limits. Matching contributions, and any actual earnings thereon, vest to the participants immediately. Our matching contribution expenses were $1.3 million, $1.0 million and $0.8 million for the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

13.    Capital Stock

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

As of January 26, 2019, we had 500,000,000 shares of common stock authorized with a par value of $0.01, of which 63,609,684 were issued and outstanding. Additionally, as of January 26, 2019, we had 50,000,000 shares of preferred stock authorized with a par value of $0.01, of which no shares were issued and outstanding.

14.    Earnings Per Share

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the calculation of basic and diluted earnings per share as follows (dollars in thousands, except share and per share data):

	Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017
Numerator:
Net income	$48,996	$31,812	$27,066

Denominator:
Weighted average common shares outstanding-basic	62,936,959	60,503,860	55,414,037
Effect of dilutive securities:
Stock options and restricted stock units	3,362,687	3,208,143	1,478,146
Weighted average common shares outstanding-diluted	66,299,646	63,712,003	56,892,183

Per common share:
Basic net income per common share	$0.78	$0.53	$0.49
Diluted net income per common share	$0.74	$0.50	$0.48

For the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, approximately 2,029,602, 146,457 and 1,514,168, respectively, of stock options and restricted stock units (“RSU”) were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

15.    Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 (Topic 718, “Compensation—Stock Compensation”), which requires all stock-based payments to employees, including grants of employee stock options and RSUs, to be recognized in the consolidated financial statements over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight-line basis over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of income.

We have two equity compensation plans (the “Equity Plans”) under which we grant equity awards: the GRD Holding I Corporation Stock Option Plan, as may be amended from time to time (the “2012 Option Plan”), and the At Home Group Inc. Equity Incentive Plan, which was subsequently amended and restated and approved by the Board in July 2016 (the “2016 Equity Plan”). Pursuant to the 2012 Option Plan, we have 5,648,525 shares of common stock reserved for the issuance of options to purchase shares. Any shares issued under the 2012 Option Plan that expire, are cancelled, or otherwise terminate without issuance of the shares shall again be available for issuance. At January 26, 2019, there were no shares available for future grant under the 2012 Option Plan.

In September 2015, we adopted the 2016 Equity Plan, which was subsequently amended and restated and approved by the Board in July 2016. Under the 2016 Equity Plan, equity awards may be made for up to 6,196,755 shares of our common stock. Subject to any adjustment as provided in the 2016 Plan, (i) up to 2,478,702 shares (the “IPO Bonus Pool”) were issuable pursuant to awards granted under the 2016 Equity Plan to senior executives of the Company in connection with the consummation of our initial public offering and (ii) up to 3,718,053 shares may be issued pursuant to awards granted under the 2016 Equity Plan (other than the IPO Bonus Pool) (the “Post-IPO Share Pool”). In June 2018, the 2016 Equity Plan was amended to increase the number of shares authorized to be granted within the Post-IPO Share Pool by 3,500,000 shares. At January 26, 2019, there were 3,923,952 shares available for future grant under the 2016 Plan.

On June 12, 2018, we made a grant of 1,988,255 options to Chairman and Chief Executive Officer, Lewis L. Bird III. The options vested immediately upon the June 12, 2018 grant date. However, the shares resulting from the

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

exercise of the options are generally subject to transfer restrictions that lapse on the fourth anniversary of the date of grant or earlier change in control (as defined in the 2016 Equity Plan), subject to certain service conditions that could affect the transferability. As a result of the immediate vesting of these awards, non-cash stock-based compensation expense in the amount of approximately $41.5 million was fully recognized in the second fiscal quarter 2019.

On August 3, 2016, we made a special one-time initial public offering transaction bonus grant of 2,478,702 options to certain members of our senior management team under the 2016 Equity Plan (the “IPO Grant”). On August 3, 2016 we also granted to one employee an option to purchase 28,326 shares of common stock under the 2012 Option Plan at the initial public offering price.

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

We determined the fair value of the IPO Grant subject to market conditions using a Monte Carlo simulation method. The IPO Grant had a grant date fair value of approximately $20.0 million, which was incremental to our ongoing stock-based compensation expense. The stock-based compensation expense for the IPO Grant was expensed over the derived service period, which began in the third fiscal quarter 2017 and continued through the following eight quarters.

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

	January 26,	January 27,	January 28,
	2019	2018	2017

Weighted-average expected volatility	58.6%	57.7%	57.7%
Expected dividend yield	—%	—%	—%
Weighted-average expected term (in years)	5.0	4.0	4.0
Weighted-average risk-free interest rate	2.8%	2.0%	2.3%

A summary of option activity under the Equity Plans as of January 26, 2019, and changes during the fiscal year then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Outstanding, beginning of year	7,040,894	$11.92
Granted	3,032,708	36.39
Exercised	(2,120,672)	10.33
Forfeited or expired	(194,098)	31.56
Outstanding, end of year	7,758,832	$21.43	4.96
Exercisable, end of year	6,811,511	$20.06	4.75

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

RSUs are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over one to four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information as of January 26, 2019, and changes during the fiscal year then ended, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of year	200,660	$21.37
Granted	220,451	32.88
Vested	(72,019)	19.13
Forfeited	(35,065)	26.54
Nonvested, end of year	314,027	$29.39

We recognized stock-based compensation expense related to stock options and RSUs of approximately $49.5 million, $13.8 million and $9.4 million during the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017, respectively.

As of January 26, 2019, there was approximately $15.7 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 3.0 years and 2.9 years for option awards and RSUs, respectively.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16.    Quarterly Results of Operations (Unaudited)

Unaudited quarterly results of operations for the fiscal years ended January 26, 2019 and January 27, 2018 were as follows (in thousands, except per share data):

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$256,161	$288,493	$267,180	$354,065
Gross profit(1)	85,244	97,378	85,991	117,239
Operating income (loss)(1)(2)	24,200	(11,828)	19,096	44,568
Net income (loss)	18,361	(10,068)	11,090	29,613
Basic net income (loss) per common share(1)	0.30	(0.16)	0.17	0.47
Diluted net income (loss) per common share	$0.28	$(0.16)	$0.17	$0.45

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$211,841	$232,065	$212,954	$293,668
Gross profit(1)	71,878	73,033	62,662	99,386
Operating income	21,319	20,256	9,316	36,470
Net income	10,049	9,533	2,375	9,855
Basic net income per common share	0.17	0.16	0.04	0.16
Diluted net income per common share	$0.16	$0.15	$0.04	$0.15

(1)	The sum of the quarters does not equal the total fiscal year due to rounding.
(2)

Includes $41.5 million of stock-based compensation expense associated with a grant of stock options to our Chairman and Chief Executive Officer that vested and was fully recognized in the second fiscal quarter 2019.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Balance Sheets

(in thousands, except share and per share data)

	January 26, 2019	January 27, 2018
Assets
Current assets:
Receivable from subsidiaries	$—	$—
Other current assets	3,529	7,486
Total current assets	3,529	7,486
Investment in subsidiaries	711,086	590,879
Total assets	$714,615	$598,365
Liabilities and Shareholders' Equity
Current liabilities:
Income taxes payable	$—	$—
Payable to subsidiaries	3,529	7,486
Total current liabilities	3,529	7,486
Noncurrent liabilities	—	—
Total liabilities	3,529	7,486
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 63,609,684 and 61,423,398 shares issued and outstanding, respectively	636	614
Additional paid-in capital	643,677	572,488
Retained earnings	66,773	17,777
Total shareholders' equity	711,086	590,879
Total liabilities and shareholders' equity	$714,615	$598,365

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Statements of Income

(in thousands)

Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 28, 2017

Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—

Operating expenses
Selling, general and administrative expenses	—	—	—
Depreciation and amortization	—	—	—
Total operating expenses	—	—	—

Operating income	—	—	—
Interest expense, net	—	—	—
Income before income taxes	—	—	—
Income tax provision	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income from subsidiaries	48,996	31,812	27,066
Net income	$48,996	$31,812	$27,066

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements

1.    Basis of Presentation

In the parent-company-only financial statements, At Home Group Inc.'s (“Parent”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because At Home Group Inc.'s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended January 26, 2019, January 27, 2018 and January 28, 2017.

2.    Guarantees and Restrictions

At Home Holding III Inc. (“At Home III”), a subsidiary of the Parent, and its indirect wholly-owned subsidiary, At Home Stores LLC, are co-borrowers (in such capacities, the “ABL Borrowers”) under the ABL Facility. As of January 26, 2019, we had $11.0 million of cash and cash equivalents and $120.5 million in borrowing availability under our ABL Facility, which provides commitments of up to $350.0 million for revolving loans and letters of credit, as of January 26, 2019. At Home Holding II Inc. (“Holdings”), the direct parent of At Home III, and its direct and indirect domestic subsidiaries (other than the ABL Borrowers and certain immaterial subsidiaries)(the “ABL Subsidiary Guarantors” and, together with Holdings, the “ABL Guarantors”) have guaranteed all obligations of the ABL Borrowers under the ABL Facility. In the event of a default under the ABL Facility, the ABL Borrowers and the Guarantors will be directly liable to the lenders under the ABL Facility. The ABL Facility, which matures on the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date (as such date may be extended) of the term loan entered into on June 5, 2015 under a first lien credit agreement, includes restrictions on the ability of ABL Borrowers and ABL Subsidiary Guarantors to incur additional liens and indebtedness, make investments and dispositions, pay dividends to Holdings or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the ABL Facility, the ABL Borrowers and the ABL Subsidiary Guarantors are permitted to pay dividends to Holdings, (a) so long as after giving effect to such payment, (i) availability is equal to or greater than 15% of the loan cap (i.e., the lesser of (x) the aggregate lender commitments under the ABL Facility and (y) the borrowing base) and (ii) if availability is less than 20% of the loan cap, the consolidated fixed charge coverage ratio is equal to or greater than 1.0 to 1.0, and (b) pursuant to certain other limited exceptions. As of January 26, 2019 and January 27, 2018, we were in compliance with all covenants under the ABL Facility.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022 and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 26, 2019. The Term Loan is prepayable at our option, in whole or in part, subject to a prepayment premium equal to 1% of the aggregate principal amount of the Term Loan then outstanding until May 27, 2019 (inclusive). After May 27, 2019, the Term Loan may be prepaid without premium.

The Term Loan includes restrictions on the ability of the Borrower and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends to Holdings or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the First Lien Agreement, the Borrower is permitted to pay dividends to Holdings (a) up to an amount equal to, so long as immediately after giving

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements (Continued)

effect thereto, no default or event of default has occurred and is continuing, (i) $10 million, plus (ii) a basket that builds based on $30 million, plus 50% of the Borrower's and its restricted subsidiaries' Consolidated Net Income (as defined in the First Lien Agreement) and certain other amounts, subject to various conditions including compliance with a minimum cash interest coverage ratio of 2.0 to 1.0, plus (iii) an unlimited amount, subject to pro forma compliance with a 3.0 to 1.0 total leverage ratio and (b) in certain additional limited amounts, subject to certain limited exceptions. As of January 26, 2019 and January 27, 2018, we were in compliance with all covenants prescribed under the Term Loan.

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

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). We issued and sold 8,667,000 of the shares registered at a price of $15.00 per share on August 9, 2016, resulting in net proceeds of $120.9 million after deducting underwriters' discounts and commissions of $9.1 million. We also incurred offering expenses of $6.0 million in connection with the initial public offering, which were included in additional paid-in capital.

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

On October 31, 2017, our Registration Statement on Form S-3, pursuant to which we registered 50,582,545 shares of our common stock owned by our Sponsors, was declared effective by the SEC. On December 11, 2017, we completed a secondary offering in which our Sponsors sold an aggregate of 5,750,000 shares of our common stock (which included 750,000 shares subject to the underwriters’ over-allotment option). On April 2, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 6,900,000 shares of our common stock (which included 900,000 shares subject to the underwriters’ over-allotment option). On June 14, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 8,450,000 shares of our common stock (which included 450,000 shares subject to the underwriters’ over-allotment option). On September 11, 2018, we completed a secondary offering in which our Sponsors sold an aggregate of 10,000,000 shares of our common stock. We did not sell any shares of our common stock in, or receive any proceeds from, these secondary offerings. After giving effect to these secondary offerings, the Sponsors held approximately 26.5% of our outstanding common stock.

On November 27, 2018, At Home II and the Borrower entered into the Second Amendment (the “Term Loan Amendment”) with the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which amended the First Lien Agreement, as amended by the First Amendment dated July 27, 2017. Pursuant to the

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements (Continued)

Term Loan Amendment, among other things, the Borrower borrowed an additional $50.0 million in incremental term loans, increasing the principal amount outstanding under the First Lien Agreement on such date to $339.5 million.

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

10.1.7

Sixth Amendment to Credit Agreement, dated June 2, 2017, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly‑owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.7 to the Registrant's Quarterly Report on Form 10-Q filed on June 7, 2017 (File No.001-37849)).

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

10.2.2

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

10.5.2†

Amendment to Employment Agreement by and between At Home RMS Inc. and Judd Nystrom, dated as of June 7, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.5.3†

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

10.14*†	Amended and Restated At Home Group Inc. Equity Incentive Plan.

10.15†

At Home Group Inc. Form of Option Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2016 (File No. 333-206772)).

Exhibit No.	Exhibit Description

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2016 (File No. 333-206772)).

10.17†

At Home Group Inc. Form of Nonqualified Stock Option Award Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2016 (File No. 001-37849)).

10.18†

Form of Employment Agreement entered into by and between At Home Stores LLC (f/k/a Garden Ridge Corporation) and certain executive officers of the Company (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on April 5, 2017 (File No.001-37849)).

10.19†

At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Director Form) (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q filed on September 6, 2017 (File No.001-37849)).

10.20†

At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Standard Form) (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 23, 2018 (File No.001-37849)).

10.21†

At Home Group Inc. Form of Nonstatutory Stock Option Notice of Grant and Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on March 23, 2018 (File No.001-37849)).

10.22+

Co-Brand and Private Label Consumer Credit Card Agreement, dated September 7, 2016, by and among At Home Stores LLC and Synchrony Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q filed on April 5, 2017 (File No. 001-37849)).

10.22.1

First Amendment To Program Agreement, dated July 7, 2017, by and among At Home Stores LLC and Synchrony Bank (incorporated by reference to Exhibit 10.1.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2017 (File No. 001-37849)).

10.23†

Form of Employment Agreement with At Home RMS Inc. to be used for employment agreements entered into on or after March 23, 2018 with certain executive officers of At Home Group Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 23, 2018 (File No.001-37849)).

10.24†

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (CEO Special Option Grant) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.25†

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Time-Vesting) – Annual Grant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.26†

At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement – Annual Grant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.27†

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Special Transition Grant) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

Exhibit No.	Exhibit Description
10.28†

At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement (Director) – Annual Grant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.29†

Form of Employment Agreement with At Home RMS Inc. and each of Sumit Anand, Elizabeth Galloway and Wendy Fritz (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 30, 2018 (File No. 001-37849)).

10.30†

Offer Letter from At Home Group Inc. to Jeff Knudson dated as of August 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2018 (File No. 001-37849)).

10.31†

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

AT HOME GROUP INC.

Date: March 27, 2019	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEWIS L. BIRD III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2019
Lewis L. Bird III

/s/ JEFFREY R. KNUDSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2019
Jeffrey R. Knudson

/s/ LARRY D. STONE	Lead Director	March 27, 2019
Larry D. Stone

/s/ MARTIN C. ELTRICH, III	Director	March 27, 2019
Martin C. Eltrich, III

/s/ ALLEN I. QUESTROM	Director	March 27, 2019
Allen I. Questrom

/s/ WENDY A. BECK	Director	March 27, 2019
Wendy A. Beck

/s/ PHILIP L. FRANCIS	Director	March 27, 2019
Philip L. Francis

/s/ ELISABETH B. CHARLES	Director	March 27, 2019
Elisabeth B. Charles

/s/ STEVE K. BARBARICK	Director	March 27, 2019
Steve K. Barbarick

/s/ PAULA BENNETT	Director	March 27, 2019
Paula Bennett

/s/ JOANNE C. CREVOISERAT	Director	March 27, 2019
Joanne C. Crevoiserat