Form 10-Q
period 2019-04-27
At Home Group Inc.
filed 2019-06-06
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37849

AT HOME GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3229563
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 East Plano Parkway Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

(972) 265-6227

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HOME	New York Stock Exchange

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

There were 64,041,196 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 3, 2019.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic factors that may materially adversely affect our business, revenue and profitability;
•	volatility or disruption in the financial markets;
•	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
•	our ability to successfully implement our growth strategy on a timely basis or at all;
•	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
•	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
•	risks related to our imported merchandise, including the additional imposition of tariffs or other trade restrictions;
•	adverse events, including weather impacts, in the geographical regions in which we operate;
•	risks associated with leasing substantial amounts of space;
•	risks associated with our sale-leaseback strategy;
•	the highly competitive retail environment in which we operate;
•	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
•	our dependence upon the services of our management team and our buyers;
•	the failure to attract and retain quality employees;
•	difficulties with our vendors;
•	the seasonality of our business;
•	fluctuations in our quarterly operating results;
•	the failure or inability to protect our intellectual property rights;
•	risks associated with third-party claims that we infringe upon their intellectual property rights;
•	increases in commodity prices and supply chain costs;
•	the need to make significant investments in advertising, marketing or promotions;
•	the success of any investment in online services or e-commerce activities that we may launch;
•	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
•	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
•	unauthorized disclosure of sensitive or confidential customer information;

•	regulatory or litigation developments;
•	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
•	inadequacy of our insurance coverage;
•	our substantial dependence upon our reputation and positive perceptions of At Home;
•	the potential negative impact of changes to our accounting policies, rules and regulations;
•	changes to the U.S. tax laws and changes in our effective tax rate;
•	the significant amount of our common stock held by certain existing stockholders; and
•

other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the SEC on March 27, 2019, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	April 27, 2019	January 26, 2019	April 28, 2018
Assets
Current assets:
Cash and cash equivalents	$15,332	$10,951	$13,532
Inventories, net	408,033	382,023	283,107
Prepaid expenses	8,284	7,949	9,239
Other current assets	10,023	13,626	9,234
Total current assets	441,672	414,549	315,112
Operating lease right-of-use assets	1,033,976	—	—
Property and equipment, net	685,208	682,663	528,710
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	1,429	1,539	1,868
Restricted cash	2,515	2,515	2,515
Noncurrent deferred tax asset	21,237	52,805	39,277
Other assets	954	945	736
Total assets	$2,758,181	$1,726,206	$1,459,408
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$125,103	$115,821	$76,194
Accrued and other current liabilities	119,585	117,508	92,758
Revolving line of credit	227,960	221,010	183,500
Current portion of operating lease liabilities	57,048	—	—
Current portion of deferred rent	—	11,364	10,512
Current portion of long-term debt	3,980	4,049	3,600
Income taxes payable	1,896	—	1,583
Total current liabilities	535,572	469,752	368,147
Operating lease liabilities	1,042,142	—	—
Long-term debt	336,829	336,435	289,397
Financing obligations	9,301	35,038	28,152
Deferred rent	—	169,339	147,605
Other long-term liabilities	4,161	4,556	5,508
Total liabilities	1,928,005	1,015,120	838,809
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 63,959,406, 63,609,684 and 62,354,101 shares issued and outstanding, respectively	640	636	624
Additional paid-in capital	650,286	643,677	583,837
Retained earnings	179,250	66,773	36,138
Total shareholders' equity	830,176	711,086	620,599
Total liabilities and shareholders' equity	$2,758,181	$1,726,206	$1,459,408

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018

Net sales	$306,264	$256,161
Cost of sales	218,213	170,917
Gross profit	88,051	85,244

Operating expenses
Selling, general and administrative expenses	76,929	59,465
Depreciation and amortization	1,761	1,579
Total operating expenses	78,690	61,044
Gain on sale-leaseback	16,528	—

Operating income	25,889	24,200
Interest expense, net	7,769	5,778
Income before income taxes	18,120	18,422
Income tax provision	4,237	61
Net income	$13,883	$18,361

Earnings per share:
Net income per common share:
Basic	$0.22	$0.30
Diluted	$0.21	$0.28
Weighted average shares outstanding:
Basic	63,672,824	61,758,330
Diluted	65,815,833	65,889,163

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance, January 27, 2018	61,423,398	$614	$572,488	$17,777	$590,879
Stock-based compensation	—	—	2,128	—	2,128
Exercise of stock options	930,703	10	9,221	—	9,231
Net income	—	—	—	18,361	18,361
Balance, April 28, 2018	62,354,101	624	583,837	36,138	620,599

Balance, January 26, 2019	63,609,684	636	643,677	66,773	711,086
Adoption of ASU No. 2016-02, Leases (ASC 842)	—	—	—	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	—	—	1,848	—	1,848
Exercise of stock options and other awards	349,722	4	4,761	—	4,765
Net income	—	—	—	13,883	13,883
Balance, April 27, 2019	63,959,406	$640	$650,286	$179,250	$830,176

See Notes to Condensed Consolidated Financial Statements

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018
Operating Activities
Net income	$13,883	$18,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,530	11,456
Loss on disposal of fixed assets	109	31
Non-cash interest expense	581	501
Gain on sale-leaseback	(16,528)	—
Amortization of deferred gain on sale-leaseback	—	(1,978)
Deferred income taxes	(1,176)	(5,716)
Stock-based compensation	1,848	2,128
Changes in operating assets and liabilities:
Inventories	(26,010)	(13,264)
Prepaid expenses and other current assets	1,574	4,091
Other assets	(8)	(420)
Accounts payable	3,474	(5,263)
Accrued liabilities	(1,549)	(9,117)
Income taxes payable	1,896	1,583
Operating lease assets and liabilities	6,541	—
Deferred rent	—	4,315
Net cash provided by operating activities	1,165	6,708
Investing Activities
Purchase of property and equipment	(80,572)	(78,587)
Net proceeds from sale of property and equipment	63,808	49,637
Net cash used in investing activities	(16,764)	(28,950)
Financing Activities
Payments under lines of credit	(215,580)	(131,000)
Proceeds from lines of credit	222,530	152,500
Payment of debt issuance costs	(256)	—
Payments on financing obligations	(60)	(139)
Proceeds from financing obligations	9,571	—
Payments on long-term debt	(989)	(828)
Proceeds from exercise of stock options	4,764	9,231
Net cash provided by financing activities	19,980	29,764
Increase in cash, cash equivalents and restricted cash	4,381	7,522
Cash, cash equivalents and restricted cash, beginning of period	13,466	8,525
Cash, cash equivalents and restricted cash, end of period	$17,847	$16,047

Supplemental Cash Flow Information
Cash paid for interest	$7,001	$5,033
Cash paid (received) for income taxes	$72	$(160)
Supplemental Information for Non-cash Investing and Financing Activities
Increase in current liabilities of property and equipment	$9,039	$13,670
Property and equipment reduction due to sale-leaseback	$—	$(26,982)
Property and equipment additions due to build-to-suit lease transactions	$—	$8,660

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

The condensed consolidated balance sheets as of April 27, 2019 and April 28, 2018, the condensed consolidated statements of income for the thirteen weeks ended April 27, 2019 and April 28, 2018, the condensed consolidated statements of shareholders’ equity ending April 27, 2019 and April 28, 2018 and the condensed consolidated statements of cash flows for the thirteen weeks ended April 27, 2019 and April 28, 2018 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 26, 2019 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 26, 2019 and January 27, 2018 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “first fiscal quarter 2020” relate to the thirteen weeks ended April 27, 2019 and references to “first fiscal quarter 2019” relate to the thirteen weeks ended April 28, 2018.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended April 27, 2019 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents reserved for a specific purpose that is not readily available for immediate or general business use. Our restricted cash balance as of April 27, 2019 consists primarily of cash equivalents held for use in the purchase of property and equipment.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	April 27, 2019	January 26, 2019	April 28, 2018	January 27, 2018

Cash and cash equivalents	$15,332	$10,951	$13,532	$8,525
Restricted cash	2,515	2,515	2,515	—
Cash, cash equivalents and restricted cash	$17,847	$13,466	$16,047	$8,525

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under ASU 2017-04, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The standard is to be applied on a prospective basis. We do not anticipate a material impact to the consolidated financial statements once implemented.

Recently Adopted Accounting Standards

On January 27, 2019, we adopted ASU No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”) using the prospective method. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As of April 27, 2019, we have not incurred material implementation costs related to a hosting arrangement that is a service contract that would meet our capitalization policy.

On January 27, 2019, we adopted ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02” or “ASC 842”), using the modified retrospective approach. For more information, see Note 10 – Commitments and Contingencies.

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

At April 27, 2019, the fair value of our fixed rate mortgage due August 22, 2022 was $6.1 million, which was approximately $0.2 million above the carrying value of $5.9 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

3.    Sale-Leaseback Transactions

In March 2019, we sold five of our properties in Frederick, Maryland; Live Oak, Texas; Mansfield, Texas; Plano, Texas; and Whitehall, Pennsylvania for a total of $74.7 million, resulting in a net gain of $16.5 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $5.0 million, subject to annual escalations. The lease is being accounted for as an operating lease other than the land of Frederick, Maryland, which is being accounted for as a financing transaction in accordance with ASC 842 due to an option to repurchase a portion of the asset.

In February 2018, we sold four of our properties in Blaine, Minnesota; Fort Worth, Texas; Jackson, Mississippi; and Memphis, Tennessee for a total of $50.3 million, resulting in a net gain of $22.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.4 million, subject to annual escalations. The lease is being accounted for as an operating lease. Prior to the adoption of ASC 842, we deferred the net gain on the sale of the properties and included the deferred rent liabilities on our condensed consolidated balance sheet. We amortized the gain to rent expense on a straight line basis. Upon adoption of ASC 842, the remaining deferred net gain has been recognized as a cumulative-effect adjustment to opening retained earnings for fiscal year 2020.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	April 27, 2019	January 26, 2019	April 28, 2018

Inventory in-transit	$22,135	$20,591	$10,496
Accrued payroll and other employee-related liabilities	6,735	18,306	5,858
Accrued taxes, other than income	19,675	14,194	15,500
Accrued interest	5,944	5,756	4,418
Insurance liabilities	2,017	539	3,648
Gift card liability	7,465	7,784	5,800
Construction costs	18,094	14,548	19,947
Accrued inbound freight	13,609	15,236	9,132
Sales returns reserve	4,051	2,448	3,332
Other	19,860	18,106	14,627
Total accrued liabilities	$119,585	$117,508	$92,758

5.    Revolving Line of Credit

Interest on borrowings under our $350.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%,  plus in each case, an applicable margin of 0.25% to 0.75% or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 4.30% and 3.50% during the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively.

We have amended the agreement governing the ABL Facility (the “ABL Credit Agreement”) from time to time. After giving effect to such amendments, as of April 27, 2019, the aggregate revolving commitments under the ABL Facility are $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

As of April 27, 2019, approximately $228.0 million was outstanding under the ABL Facility, approximately $0.4 million in face amount of letters of credit had been issued and we had availability of approximately $121.6 million. As of April 27, 2019, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 27, 2019	January 26, 2019	April 28, 2018

Term Loan	$338,620	$339,500	$291,750
Note payable, bank(a)	5,932	5,969	6,073
Obligations under finance leases	1,757	733	867
Total debt	346,309	346,202	298,690
Less: current maturities	3,964	3,846	3,319
Less: unamortized deferred debt issuance costs	5,516	5,921	5,974
Long-term debt	$336,829	$336,435	$289,397

(a)	Matures August 22, 2022; $34.5 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen weeks ended April 27, 2019.  The Term Loan is prepayable at our option, in whole or in part, subject to a prepayment premium equal to 1% of the aggregate principal amount of the Term Loan then outstanding until May 27, 2019 (inclusive). After May 27, 2019, the Term Loan may be prepaid without premium.

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

7.    Related Party Transactions

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chief Executive Officer. During the thirteen weeks ended April 27, 2019 and April 28, 2018,  through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

us, including design for our home office, as well as design in our stores.  During each of the thirteen weeks ended April 27, 2019 and April 28, 2018, we paid MMI approximately  $0.2 million primarily for fixtures, furniture and equipment.

8.    Revenue Recognition

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018

Home furnishings	52%	52%
Accent décor	45	44
Other	3	4
Total	100%	100%

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

We recognized approximately $3.7 million and $3.6 million in gift card redemption revenue for the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended April 27, 2019 and April 28, 2018. Of the total gift card redemption revenue, $1.6 million and $1.4 million for the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $7.5 million, $7.8 million and $5.8 million as of April 27, 2019, January 26, 2019 and April 28, 2018, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the thirteen weeks ended April 27, 2019 and April 28, 2018, we recognized approximately $1.0 million and $0.7 million, respectively, in revenue from our credit card program within net sales when earned.

Customers may return purchased items for an exchange or refund. We utilize the expected value methodology in which different scenarios including current sales return data and historical quarterly sales return rates are used to develop an estimated sales return rate. We present the sales returns reserve within other current liabilities and the estimated value of the inventory that will be returned within other current assets in the condensed consolidated balance

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

sheets. The components of the sales returns reserve reflected in the condensed consolidated balance sheets consist of the following (in thousands):

	April 27, 2019	January 26, 2019	April 28, 2018

Accrued and other current liabilities	$4,051	$2,448	$3,332
Other current assets	1,777	1,129	1,429
Sales returns reserve, net	$2,274	$1,319	$1,903

9.    Income Taxes

Our effective tax rate for the thirteen weeks ended April 27, 2019 was 23.4% compared to 0.3% for the thirteen weeks ended April 28, 2018. The effective tax rate for the thirteen weeks ended April 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended April 28, 2018 differs from the federal statutory rate primarily due to the recognition of $4.2 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes.

10.    Commitments and Contingencies

Leases

In February 2016, the FASB issued ASU 2016-02 which supersedes ASC 840 and creates a new topic, ASC 842. ASC 842 requires lessees to recognize a right-of-use asset and an operating lease liability on the balance sheet for all operating leases (with the exception of short-term leases, as defined in ASC 842) at the lease commencement date and recognize expenses on the income statement in a similar manner to the legacy guidance in ASC 840. The operating lease liability is measured as the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the operating lease liability.

We adopted the provisions of ASC 842 effective January 27, 2019, using the modified retrospective adoption method, which resulted in an adjustment to opening retained earnings of $98.6 million. We utilized the simplified transition option available in ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Related to the adoption of ASC 842, our policy elections were as follows:

Package of practical expedients

•    We have elected to not reassess whether any expired or existing contracts are or contain leases.

•    We did not reassess initial direct costs for any existing leases.

•    All existing operating and capital leases under ASC 840 were recorded as operating and financing leases, respectively, under ASC 842.

Separation of lease and non-lease components	• We have elected to account for lease and non-lease components as a single component for our entire population of real estate portfolio assets.
Short-term leases

•    We have elected the short-term lease recognition exemption for all applicable classes of underlying assets.

•    Short-term leases include only those leased assets with a term greater than one month but less than 12 months in duration and expense is recognized on a straight-line basis over the lease term.

•    Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In addition, ASC 842 eliminated the previous sale-leaseback and build-to-suit lease accounting guidance, which resulted in the derecognition of (i) deferred gains on sale-leasebacks, (ii) build-to-suit assets and related financing obligation liabilities that remained on the balance sheet after the end of the construction period and (iii) the related deferred taxes. For leases with terms of 12 months and greater, an asset and liability are initially recorded at an amount equal to the present value of the unpaid lease payments over the lease term. In determining the lease term for each lease, we include options to extend the lease when it is reasonably certain that we will exercise that option. We use the interest rate implicit in the lease, when known, or its estimated incremental borrowing rate, which is derived from information available at the lease commencement date including prevailing financial market conditions, in determining the present value of the unpaid lease payments.

We assess whether a contract contains a lease on its execution date. If the contract contains a lease, lease classification is assessed upon its commencement date under ASC 842. For leases that are determined to qualify for treatment as operating leases, rent expense is recognized on a straight-line basis over the lease term. Leases that are determined to qualify for treatment as finance leases recognize interest expense as determined using the effective interest method with corresponding amortization of the right-of-use assets.

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of April 27, 2019, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have two real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost were as follows (in thousands):

Thirteen weeks ended
April 27, 2019

Operating lease cost(a)	$33,045
Variable lease cost	5,117
Finance lease cost
Amortization of right-of-use assets	74
Interest on lease liabilities	34
Total lease cost(b)	$38,270

(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the thirteen weeks ended April 27, 2019 was immaterial.

The table below presents additional information related to our leases.

Weighted average remaining lease term
Operating leases	12.6	years
Finance leases	4.9	years
Weighted average discount rate
Operating leases	6.39%
Finance leases	8.09%

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

Thirteen weeks ended
April 27, 2019

Cash paid for operating lease liabilities	$33,786
Right-of-use assets obtained in exchange for operating lease liabilities	$117,718
Cash paid for finance lease liabilities	$72

Maturities of lease liabilities were as follows as of April 27, 2019 (in thousands):

			Financing
	Operating Leases	Finance Leases	Obligations	Total

Remainder of 2020	$95,222	$318	$481	$96,021
2021	128,342	424	652	129,418
2022	126,327	424	665	127,416
2023	123,625	390	678	124,693
2024	123,519	239	692	124,450
Thereafter	1,032,192	405	7,868	1,040,465
Total lease payments	1,629,227	2,200	11,036	1,642,463
Amount representing interest	(530,037)	(443)	(9,378)	(539,858)
Remaining non-cash obligation	-	-	7,659	7,659
Present value of lease liabilities	1,099,190	1,757	9,317	1,110,264
Less current obligations	(57,048)	(300)	(16)	(57,364)
Long-term lease obligations	$1,042,142	$1,457	$9,301	$1,052,900

As of April 27, 2019, operating lease payments excluded approximately $116.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

We have one sale-leaseback transaction which does not qualify for sale-leaseback accounting due to an option to repurchase a portion of the asset. This transaction is accounted for under the financing method. Under the financing method, the assets remain on the condensed consolidated balance sheet and the proceeds from the transactions are recorded as financing obligations. A portion of lease payments are applied as payments of deemed principal and imputed interest. The current portion of financing obligations is included in our current portion of long-term debt on the condensed consolidated balance sheets.

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11.    Earnings Per Share

In accordance with ASC 260, (Topic 260, “Earnings Per Share”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period and include the dilutive impact of potential

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

shares from the exercise of stock options and restricted stock units. Potentially dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen weeks ended April 27, 2019 and April 28, 2018 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018
Numerator:
Net income	$13,883	$18,361

Denominator:
Weighted average common shares outstanding-basic	63,672,824	61,758,330
Effect of dilutive securities:
Stock options and restricted stock units	2,143,009	4,130,833
Weighted average common shares outstanding-diluted	65,815,833	65,889,163

Net income per common share:
Basic	$0.22	$0.30
Diluted	$0.21	$0.28

For the thirteen weeks ended April 27, 2019 and April 28, 2018, approximately 3,176,691 and 205,882, respectively, of stock options and restricted stock units were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

12.    Stock-Based Compensation

On March 28, 2019, we made a grant of 469,756 options to members of our senior management team and 130,695 restricted stock units to our independent directors and members of our senior management team under the 2016 Equity Plan. Non-cash, stock-based compensation expense associated with the grant of options is approximately $3.5 million, which will be expensed over the requisite service period of three years. Non-cash, stock-based compensation expense associated with the grant of restricted stock units is approximately $2.2 million, which will be expensed over the requisite service period of one to three years. Forfeiture assumptions for the grants were estimated based on historical experience.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of At Home Group Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019 (the “Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the Annual Report, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to At Home Group Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020 and references herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019. References herein to “first fiscal quarter 2020” and “first fiscal quarter 2019” relate to the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively. References herein to “third fiscal quarter 2020” relate to the thirteen weeks ended October 26, 2019.

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

As of April 27, 2019, our store base was comprised of 191 large format stores across 38 states, averaging approximately 110,000 square feet per store. Over the past five completed fiscal years we have opened 122 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

A new store typically reaches maturity, meaning the store’s annualized targeted sales volume has been reached within six months of opening. New stores are included in the comparable store base during the sixteenth full fiscal month following the store’s opening, which we believe represents the most appropriate comparison. We also periodically explore opportunities to relocate a limited number of existing stores to improve location, lease terms, store layout or customer experience. Relocated stores typically achieve a level of operating profitability comparable to our company-wide average for existing stores more quickly than new stores.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past six fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded and automated distribution center and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, we implemented a merchandise planning system and upgraded our inventory allocation system to better manage inventory for each store and corresponding customer base. We continue to make investments relating to our second distribution center in Pennsylvania that we opened in the beginning of fiscal year 2020 and expect to incur incremental net operating costs in connection therewith during fiscal year 2020 that will impact our operating margins. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Recently enacted tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. We believe the direct effect of the tariffs enacted in fiscal year 2019 did not have a material impact on our business due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, we expect that the additional recent tariffs proposed or enacted, including the additional tariffs that took effect in May 2019, may have an impact on our profit margins in the short-term while we employ similar actions to mitigate the costs associated with new tariffs.

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

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, including with respect to freight costs, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. We  have faced inflationary pressure on freight costs, which were being heightened by tariff-related shipment surges and port congestion. In response to increasing commodity prices, freight costs or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary. Additionally, we believe our second distribution center in Pennsylvania will reduce future freight costs as the facility continues to ramp-up over the remainder of fiscal year 2020.

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

In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering resulted in incremental non-cash stock-based compensation expense of approximately $20.0 million, which was expensed over the derived service period beginning with the third quarter of fiscal year 2017 and continued into the third quarter of fiscal year 2019. Additionally, the one-time grant of stock options to our Chairman and Chief Executive Officer made in the second fiscal quarter 2019 resulted in incremental non-cash stock-based compensation expense of approximately $41.5 million, which vested immediately and was fully recognized in the second fiscal quarter 2019.

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

Adjusted EBITDA is defined as net income before net interest expense, loss from early extinguishment of debt, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name, gain on sale-leaseback and non-cash rent. Periods prior to the adoption of ASC 842 have been adjusted to show the illustrative impact of the accounting standard, which is non-cash in nature. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of costs associated with new store openings and certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past six years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. For a reconciliation of Store-level Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Adjusted Net Income

Adjusted Net Income represents our net income, adjusted for gain on sale-leaseback, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises and other adjustments, which include certain transaction costs. Periods prior to the adoption of ASC 842 have been adjusted to show the illustrative impact of the accounting standard, which is non-cash in nature. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018

Statement of Operations Data:
Net sales	$306,264	$256,161
Cost of sales	218,213	170,917
Gross profit	88,051	85,244
Operating expenses
Selling, general and administrative expenses	76,929	59,465
Depreciation and amortization	1,761	1,579
Total operating expenses	78,690	61,044
Gain on sale-leaseback	16,528	—
Operating income	25,889	24,200
Interest expense, net	7,769	5,778
Income before income taxes	18,120	18,422
Income tax provision	4,237	61
Net income	$13,883	$18,361
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	71.2%	66.7%
Gross profit	28.8%	33.3%
Operating expenses
Selling, general and administrative expenses	25.1%	23.2%
Depreciation and amortization	0.6%	0.6%
Total operating expenses	25.7%	23.8%
Gain on sale-leaseback	5.4%	— %
Operating income	8.5%	9.4%
Interest expense, net	2.5%	2.3%
Income before income taxes	5.9%	7.2%
Income tax provision	1.4%	0.0%
Net income	4.5%	7.2%
Operational Data:
Total stores at end of period	191	156
New stores opened	11	9
Comparable store sales	(0.8)%	0.9%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$64,707	$67,750
Store-level Adjusted EBITDA margin(2)	21.1%	26.4%
Adjusted EBITDA(2)	$33,750	$41,287
Adjusted EBITDA margin(2)	11.0%	16.1%
Adjusted Net Income(3)	$1,896	$18,240

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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) (defined therein as “Consolidated EBITDA”) and our $350.0 million term loan (the “Term Loan”) (defined therein as “Consolidated Cash EBITDA”). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of costs associated with new store openings and certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions. In addition, periods prior to the adoption of ASC 842 have been adjusted to show the illustrative impact of the accounting standard, which is non-cash in nature. Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018

Net income, as reported	$13,883	$18,361
Interest expense, net	7,769	5,778
Income tax provision	4,237	61
Depreciation and amortization(a)	16,530	11,456
EBITDA, as reported	42,419	35,656
Gain on sale-leaseback(b)	(16,528)	—
Consulting and other professional services(c)	1,581	2,348
Stock-based compensation expense(d)	1,848	832
Stock-based compensation related to special one-time IPO bonus grant(e)	—	1,296
Non-cash rent(b)	4,376	1,657
Other(f)	54	414
Adjusted EBITDA, as reported	33,750	42,203
Illustrative impact of ASC 842(g)	—	(916)
Adjusted EBITDA, as recast	33,750	41,287
Costs associated with new store openings(h)	7,060	3,739
Corporate overhead expenses(i)	23,897	22,208
Less illustrative impact of ASC 842(g)	—	916
Store-level Adjusted EBITDA, as reported	64,707	68,150
Illustrative impact of ASC 842(g)	—	(400)
Store-level Adjusted EBITDA, as recast	$64,707	$67,750

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of income.

(b)

Consists of the non-cash portion of rent, which reflects the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset, for the thirteen weeks ended April 28, 2018, by the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amount relating to the amortization of deferred gains on sale-leaseback transactions was $(2.0) million during the thirteen weeks ended April 28, 2018. As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the condensed consolidated statements of income in accordance with ASC 842. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(c)

Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) transaction costs.

(d)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors.
(e)

Non-cash stock-based compensation expense associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(f)

Other adjustments include amounts our management believes are not representative of our ongoing operations, including a payroll tax expense of $0.3 million related to the exercise of stock options for the thirteen weeks ended April 28, 2018.

(g)

Represents the necessary adjustments to reflect management’s estimates of the impact of the adoption of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

(h)

Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened eleven and nine new stores during the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively.

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

(3)	The following table reconciles our net income to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018

Net income, as reported	$13,883	$18,361
Adjustments:
Gain on sale-leaseback(a)	(16,528)	—
Stock-based compensation related to special one-time IPO bonus grant(b)	—	1,296
Payroll tax expense related to special one-time IPO bonus stock option exercises(c)	36	11
Other(d)	899	522
Tax impact of adjustments to net income(e)	3,612	(11)
Tax benefit related to special one-time IPO bonus stock option exercises(f)	(6)	(54)
Adjusted Net Income, as reported	1,896	20,125
Illustrative impact of ASC 842(g)	—	(1,885)
Adjusted Net Income, as recast	$1,896	$18,240

(a)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the condensed consolidated statements of income in accordance with ASC 842.

(b)

Non-cash stock-based compensation expense associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(c)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(d)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including transaction costs.

(e)

Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net income, the adjusted effective tax rate was 25.0% and 0.6% for the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively.

(f)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

(g)

Represents the necessary adjustments to reflect management’s estimates of the impact of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

Thirteen Weeks Ended April 27, 2019 Compared to Thirteen Weeks Ended April 28, 2018

Net Sales

Net sales increased $50.1 million, or 19.6%, to $306.3 million for the thirteen weeks ended April 27, 2019 from $256.2 million for the thirteen weeks ended April 28, 2018. The increase was primarily driven by approximately $52.0 million of incremental revenue from the net addition of 35 new stores opened since April 28, 2018 as well as the addition of a number of stores that were opened prior to April 28, 2018 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The increase in net sales was partially offset by comparable store sales, which decreased $1.9 million or 0.8% during the thirteen weeks ended April 27, 2019,  driven primarily by adverse weather conditions.

Cost of Sales

Cost of sales increased $47.3 million, or 27.7%, to $218.2 million for the thirteen weeks ended April 27, 2019 from $170.9 million for the thirteen weeks ended April 28, 2018. This increase was primarily driven by the 19.6% increase in net sales for the thirteen weeks ended April 27, 2019 compared to the thirteen weeks ended April 28, 2018, which resulted in a $23.1 million increase in merchandise costs. In addition, during the thirteen weeks ended April 27, 2019, we recognized a $4.9 million increase in depreciation and amortization as a result of new store openings since April 28, 2018 and an $11.6 million increase in store occupancy costs, as a result of new store openings and sale-leaseback transactions since April 28, 2018 and the adoption of ASC 842.

Gross Profit and Gross Margin

Gross profit was $88.1 million for the thirteen weeks ended April 27, 2019, an increase of $2.9 million from $85.2 million for the thirteen weeks ended April 28, 2018. The increase in gross profit was primarily driven by increased sales volume from the net addition of 35 new stores opened since April 28, 2018 partially offset by the 0.8% decrease in comparable store sales and the impact of the adoption of ASC 842. Gross margin decreased 450 basis points to 28.8% of net sales for the thirteen weeks ended April 27, 2019 from 33.3% of net sales for the thirteen weeks ended April 28, 2018.  The decrease was primarily driven by costs associated with opening our second distribution center, the adoption of ASC 842, increased occupancy costs resulting from our fiscal year 2020 and 2019 sale-leaseback transactions and a decrease in product profit related to increased markdowns during the thirteen weeks ended April 27, 2019, and we expect elevated markdown activity to continue through the third fiscal quarter 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $76.9 million for the thirteen weeks ended April 27, 2019 compared to $59.5 million for the thirteen weeks ended April 28, 2018, an increase of $17.4 million or 29.4%. As a percentage of sales, SG&A increased 190 basis points for the thirteen weeks ended April 27, 2019 to 25.1% from 23.2% for the thirteen weeks ended April 28, 2018, primarily due to an increase in pre-opening expenses due to the timing of new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842, labor expense related to incremental store labor hours and increased marketing and advertising expenses. The impact of these increases was partially offset by the nonrecurrence of stock-based compensation expenses associated with the IPO grant, the derived service period of which ended in the second fiscal quarter 2019. SG&A expenses include expenses related to store operations, which represented $13.3 million of the increase, primarily driven by additional headcount for our new stores, incremental store labor hours and an increase in pre-opening expenses due to the timing of new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842. SG&A expenses also include corporate overhead expenses, which represented $1.1 million of the increase, primarily attributable to increased payroll to support our growth strategies partially offset by the nonrecurrence of stock-based compensation expenses associated with the IPO grant.

The remaining increase in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $12.4 million for the thirteen weeks ended April 27, 2019 compared to $9.4  million for the thirteen weeks ended April 28, 2018, an increase of $3.0 million or 32.7%. The increase was driven by our efforts to continue to build brand awareness. Store pre-opening costs include additional marketing and advertising expenses of $0.2 million for each of the thirteen weeks ended April 27, 2019 and April 28, 2018.

Gain on Sale-leaseback

During the thirteen weeks ended April 27, 2019, we recognized a gain on sale-leaseback of $16.5 million resulting from a sale-leaseback transaction. The immediate recognition of the gain is due to the adoption of ASC 842.

Interest Expense, Net

Interest expense, net increased to $7.8 million for the thirteen weeks ended April 27, 2019 from $5.8 million for the thirteen weeks ended April 28, 2018, an increase of $2.0 million. The increase in interest expense is primarily due to increases in the average interest rates applicable to our variable rate debt during the period in addition to increased borrowings to support our growth strategies. The effective interest rate for the ABL Facility was approximately 4.30% and 3.50% during the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively.

Income Tax Provision

Income tax expense was $4.2 million for the thirteen weeks ended April 27, 2019 compared to income tax expense of $0.1 million for the thirteen weeks ended April 28, 2018. The effective tax rate for the thirteen weeks ended April 27, 2019 was 23.4% compared to 0.3% for the thirteen weeks ended April 28, 2018. The effective tax rate for the thirteen weeks ended April 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended April 28, 2018 differs from the federal statutory rate primarily due to the recognition of $4.2 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated by operating activities, proceeds from sale-leaseback transactions and borrowings under our ABL Facility and Term Loan Facilities (as described in “—Term Loan Facilities”). Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our ABL Facility. Our primary cash needs are for day-to-day operations, to provide for infrastructure investments in our stores, to finance new store openings, to pay interest and principal on our indebtedness and to fund working capital requirements for seasonal inventory builds and new store inventory purchases.

As of April 27, 2019, we had $15.3 million of cash and cash equivalents and $121.6 million in borrowing availability under our ABL Facility. At that date, there were $0.4 million in face amount of letters of credit that had been issued under the ABL Facility.  The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $350.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities. The interest rate on the Term Loan Facilities is variable; based on the London Interbank Offered Rate (“LIBOR”) in effect at April 27, 2019, our obligations under the Term Loan Facilities bore interest at a rate of 6.2%. The Term Loan is repayable in equal quarterly installments of approximately $0.9 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 26, 2019 were approximately $209.1 million, inclusive of $13.0 million invested in the second distribution center and net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $148.4 million. We estimate that our capital expenditures for the fiscal year ending January 25, 2020 will be in the range of $200.0 million to $220.0 million, net of proceeds from sale-leaseback transactions of $75.0 million. We also plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2019,  we opened 31 new stores, net of two relocated stores and one store closure. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect fiscal year 2020 net capital expenditures to be primarily financed in the same manner.

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

In March 2019, we sold five of our properties in Frederick, Maryland; Live Oak, Texas; Mansfield, Texas; Plano, Texas; and Whitehall, Pennsylvania for a total of $74.7 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $5.0 million, subject to annual escalations.

We have one sale-leaseback transaction which does not qualify for sale-leaseback accounting due to an option to repurchase a portion of the asset. This transaction is accounted for under the financing method. Under the financing method, the assets remain on the condensed consolidated balance sheet and the proceeds from the transactions are recorded as financing obligations. A portion of lease payments are applied as payments of deemed principal and imputed interest. The current portion of financing obligations is included in our current portion of long-term debt on the condensed consolidated balance sheets.

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for the Term Loan in an aggregate principal amount of $350.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 26, 2019. The Term Loan is prepayable at our option, in whole or in part, subject to a prepayment premium equal to 1% of the aggregate principal amount of the Term Loan then outstanding until May 27, 2019 (inclusive). After May 27, 2019, the Term Loan may be prepaid without premium.

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

As of April 27, 2019, approximately $338.6 million was outstanding under the Term Loan. The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of April 27, 2019 and April 28, 2018, we were in compliance with all covenants prescribed under the Term Loan.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 4.30% and 3.50% during the thirteen weeks ended April 27, 2019 and April 28, 2018, respectively.

As of April 27, 2019, approximately $228.0 million was outstanding under the ABL Facility, approximately $0.4 million in face amount of letters of credit had been issued and we had availability of approximately $121.6 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of April 27, 2019 and April 28, 2018, we were in compliance with all covenants under the ABL Facility.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirteen Weeks Ended
	April 27, 2019	April 28, 2018

Net Cash Provided by Operating Activities	$1,165	$6,708
Net Cash Used in Investing Activities	(16,764)	(28,950)
Net Cash Provided by Financing Activities	19,980	29,764
Increase in Cash, Cash Equivalents and Restricted Cash	4,381	7,522

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1.2 million for the thirteen weeks ended April 27, 2019 compared to net cash provided by operating activities of $6.7 million for the thirteen weeks ended April 28, 2018. The $5.5 million decrease in cash provided by operating activities was primarily due to an increase of approximately $7.4 million in cash rent related to operating leases and a $2.0 million increase in cash paid for interest. The decrease in cash provided by operating activities was partially offset by a change in the timing of payments relating to inventory and other operating activities of approximately $1.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16.8 million for the thirteen weeks ended April 27, 2019 compared to $29.0 million for the thirteen weeks ended April 28, 2018. The $12.2 million decrease in cash used in investing activities was driven by a decrease in net capital expenditures. Capital expenditures of $80.6 million for the thirteen weeks ended April 27, 2019 consisted of $72.8 million invested in new store growth and approximately $3.2 million invested in the second distribution center with the remaining $4.6 million primarily related to investments in information technology initiatives and existing stores. Capital expenditures of $78.6 million for the thirteen weeks ended April 28, 2018 consisted of $74.3 million invested in new store growth with the remaining $4.3 million primarily related to investments in information technology initiatives and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.0 million for the thirteen weeks ended April 27, 2019 compared to $29.8 million for the thirteen weeks ended April 28, 2018, a decrease of $9.8 million primarily due to a $14.6 million decrease in net borrowings under our ABL Facility and a $4.5 million decrease in proceeds from the exercise of stock options, which was partially offset by a  $9.6 million increase in proceeds from financing obligations.

Off-Balance Sheet Arrangements

We have not historically entered into off-balance sheet arrangements other than letters of credit and purchase obligations in the normal course of our operations.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is included in Note 1 to the annual consolidated financial statements included in the Annual Report. See also “Note 1 – Summary of Significant Accounting Policies”, “Note 8 – Revenue Recognition” and “Note 10 – Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of April 27, 2019, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $5.7 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

In connection with the adoption of ASU 2016-02, Leases (ASC 842) as of January 27, 2019, we modified certain processes and internal controls related to our leases. No other change occurred in our internal control over financial reporting during the first quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the SEC on March 27, 2019 which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Officer Departures and Appointments

On June 4, 2019, the Company internally announced the departure from the Company of Wendy Fritz, the Chief Merchandising Officer of the Company, effective June 21, 2019. It is anticipated that Ms. Fritz will remain available to assist with the transition of her responsibilities through June 21, 2019.

In connection with her departure, Ms. Fritz will receive the benefits provided upon a “termination of employment without cause” as set forth in her employment agreement with At Home RMS Inc., dated June 18, 2018, the form of which was attached as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2018, filed with the SEC on August 30, 2018 (File No. 001-37849).

Also on June 4, 2019, the Company approved the appointment of Chad Stauffer, 48, as Chief Merchandising Officer of the Company, effective June 4, 2019.

Prior to his appointment as the Company’s Chief Merchandising Officer, Mr. Stauffer served as Senior Vice President, General Merchandising Manager-Everyday of At Home Procurement Inc. from May 30, 2018 to June 4, 2019. Prior to joining the Company, Mr. Stauffer spent over eight years at Bon-Ton, serving as President of Merchandising and Marketing, and prior to that, as Chief Merchandising Officer, Senior Vice President and General Merchandise Manager of Center Core Children’s. He was previously Senior Vice President and General Merchandise Manager of Men’s, Children’s and Home, and Group Vice President of Private Brand Strategic Planning and Product Development for Men’s and Children’s. Mr. Stauffer previously held various positions at Belk Department Stores, including Vice President and Divisional Merchandise Manager of Home Store, and Vice President and Divisional Merchandise Manager of Children’s Apparel, Accessories & Toys. He has also held positions on the merchandise teams of Kohl’s, J.C. Penney, and May Department Stores. Mr. Stauffer holds a Bachelor of Arts in History from Brigham Young University.

In connection with his appointment, the Compensation Committee of the Board of Directors approved the amendment and restatement of Mr. Stauffer’s employment agreement (the “Stauffer A&R Employment Agreement”), effective as of June 4, 2019, to increase Mr. Stauffer’s salary, bonus opportunity and severance benefits to levels commensurate with his new position.  The Stauffer A&R Employment Agreement is consistent with the form of Employment Agreement applicable to certain other executive officers of the Company, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.  In addition, in consideration of his promotion, on June 4, 2019, the Compensation Committee approved an equity grant to Mr. Stauffer, to be granted and effective on June 7, 2019, with a targeted fair value of $440,000 as of the grant date, 75% of which will be granted in the form of stock options and 25% of which will be granted in the form of restricted stock units, in each case, subject to time-vesting in substantially equal annual installments on the first 3 anniversaries of the applicable grant date. The strike price per share in respect of the option grants awarded shall be the NYSE closing price of the Company’s common stock on June 7, 2019.

Mr. Stauffer was not promoted to the position of Chief Merchandising Officer pursuant to any arrangement or understanding with any other person. Mr. Stauffer does not have any family relationships with any executive officer or director of the Company. Mr. Stauffer is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

The Company and Mr. Stauffer will enter into the Company’s standard form of indemnification agreement for directors and officers, a copy of which was attached as Exhibit 10.16 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-206772) and is incorporated herein by reference.

ITEM 6.  EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
*†10.1	Form of Employment Agreement with At Home RMS Inc. or At Home Procurement Inc., as applicable, and each of Sumit Anand, Elizabeth Galloway, Wendy Fritz and Chad Stauffer.

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

AT HOME GROUP INC.

June 6, 2019	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

June 6, 2019	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)