Form 10-Q
period 2019-07-27
At Home Group Inc.
filed 2019-09-05
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2019

or

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

There were 64,078,097 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 3, 2019.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	general economic factors that may materially adversely affect our business, revenue and profitability;
●	volatility or disruption in the financial markets;
●	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
●	our ability to successfully implement our growth strategy on a timely basis or at all;
●	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
●	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
●	risks related to our imported merchandise, including the additional imposition of tariffs or other trade restrictions;
●	adverse events, including weather impacts, in the geographical regions in which we operate;
●	risks associated with leasing substantial amounts of space;
●	risks associated with our sale-leaseback strategy;
●	the highly competitive retail environment in which we operate;
●	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
●	our dependence upon the services of our management team and our buyers;
●	the failure to attract and retain quality employees;
●	difficulties with our vendors;
●	the seasonality of our business;
●	fluctuations in our quarterly operating results;
●	the failure or inability to protect our intellectual property rights;
●	risks associated with third-party claims that we infringe upon their intellectual property rights;
●	increases in commodity prices and supply chain costs;
●	the need to make significant investments in advertising, marketing or promotions;
●	the success of any investment in online services or e-commerce activities that we may launch;
●	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
●	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
●	unauthorized disclosure of sensitive or confidential customer information;

●	regulatory or litigation developments;
●	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
●	inadequacy of our insurance coverage;
●	our substantial dependence upon our reputation and positive perceptions of At Home;
●	the potential negative impact of changes to our accounting policies, rules and regulations;
●	changes to the U.S. tax laws and changes in our effective tax rate;
●	the significant amount of our common stock held by certain existing stockholders; and
●	other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the SEC on March 27, 2019, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	July 27, 2019	January 26, 2019	July 28, 2018
Assets
Current assets:
Cash and cash equivalents	$13,106	$10,951	$10,385
Inventories, net	436,692	382,023	331,476
Prepaid expenses	9,750	7,949	9,433
Other current assets	19,803	13,626	14,975
Total current assets	479,351	414,549	366,269
Operating lease right-of-use assets	1,083,554	-	-
Property and equipment, net	730,786	682,663	568,771
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	1,455	1,539	1,758
Restricted cash	2,515	2,515	2,515
Noncurrent deferred tax asset	21,204	52,805	50,688
Other assets	957	945	784
Total assets	$2,891,012	$1,726,206	$1,561,975
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$136,297	$115,821	$91,493
Accrued and other current liabilities	122,394	117,508	111,719
Revolving line of credit	276,390	221,010	195,530
Current portion of operating lease liabilities	61,617	-	-
Current portion of deferred rent	-	11,364	11,195
Current portion of long-term debt	3,970	4,049	3,485
Total current liabilities	600,668	469,752	413,422
Operating lease liabilities	1,097,376	-	-
Long-term debt	336,261	336,435	288,906
Financing obligations	9,326	35,038	28,303
Deferred rent	-	169,339	162,063
Other long-term liabilities	3,974	4,556	5,278
Total liabilities	2,047,605	1,015,120	897,972
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 64,046,808, 63,609,684 and 63,236,161 shares issued and outstanding, respectively	640	636	632
Additional paid-in capital	653,135	643,677	637,301
Retained earnings	189,632	66,773	26,070
Total shareholders' equity	843,407	711,086	664,003
Total liabilities and shareholders' equity	$2,891,012	$1,726,206	$1,561,975

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018

Net sales	$342,321	$288,493	$648,585	$544,654
Cost of sales	241,923	191,115	460,136	362,032
Gross profit	100,398	97,378	188,449	182,622

Operating expenses
Selling, general and administrative expenses	76,716	107,591	153,645	167,056
Depreciation and amortization	1,869	1,615	3,630	3,194
Total operating expenses	78,585	109,206	157,275	170,250
Gain on sale-leaseback	-	-	16,528	-

Operating income (loss)	21,813	(11,828)	47,702	12,372
Interest expense, net	8,235	6,680	16,004	12,458
Income (loss) before income taxes	13,578	(18,508)	31,698	(86)
Income tax provision (benefit)	3,196	(8,440)	7,433	(8,379)
Net income (loss)	$10,382	$(10,068)	$24,265	$8,293

Earnings per share:
Net income (loss) per common share:
Basic	$0.16	$(0.16)	$0.38	$0.13
Diluted	$0.16	$(0.16)	$0.37	$0.13
Weighted average shares outstanding:
Basic	64,040,467	62,891,024	63,856,645	62,329,061
Diluted	64,660,121	62,891,024	65,264,232	66,323,662

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance, January 27, 2018	61,423,398	$614	$572,488	$17,777	$590,879
Stock-based compensation	-	-	2,128	-	2,128
Exercise of stock options	930,703	10	9,221	-	9,231
Net income	-	-	-	18,361	18,361
Balance, April 28, 2018	62,354,101	624	583,837	36,138	620,599
Stock-based compensation	-	-	44,584	-	44,584
Exercise of stock options	882,060	8	8,880	-	8,888
Net loss	-	-	-	(10,068)	(10,068)
Balance, July 28, 2018	63,236,161	632	637,301	26,070	664,003

Balance, January 26, 2019	63,609,684	636	643,677	66,773	711,086
Adoption of ASU No. 2016-02, Leases (ASC 842)	-	-	-	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	-	-	1,848	-	1,848
Exercise of stock options and other awards	349,722	4	4,761	-	4,765
Net income	-	-	-	13,883	13,883
Balance, April 27, 2019	63,959,406	640	650,286	179,250	830,176
Stock-based compensation	-	-	1,637	-	1,637
Exercise of stock options and other awards	87,402	-	1,212	-	1,212
Net income	-	-	-	10,382	10,382
Balance, July 27, 2019	64,046,808	$640	$653,135	$189,632	$843,407

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018
Operating Activities
Net income	$24,265	$8,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,831	25,930
Non-cash interest expense	1,128	1,024
Gain on sale-leaseback	(16,528)	-
Amortization of deferred gain on sale-leaseback	-	(4,130)
Deferred income taxes	(1,142)	(17,127)
Stock-based compensation	3,485	46,712
Other non-cash losses, net	956	20
Changes in operating assets and liabilities:
Inventories	(54,669)	(61,632)
Prepaid expenses and other current assets	(9,672)	(1,844)
Other assets	(12)	(468)
Accounts payable	10,081	5,934
Accrued liabilities	2,877	8,680
Operating lease assets and liabilities	16,767	-
Deferred rent	-	10,934
Net cash provided by operating activities	11,367	22,326
Investing Activities
Purchase of property and equipment	(141,515)	(160,408)
Net proceeds from sale of property and equipment	63,808	92,645
Net cash used in investing activities	(77,707)	(67,763)
Financing Activities
Payments under lines of credit	(404,670)	(306,447)
Proceeds from lines of credit	460,050	339,977
Payment of debt issuance costs	(397)	-
Payments on financing obligations	(60)	(179)
Proceeds from financing obligations	9,571	-
Payments on long-term debt	(1,976)	(1,658)
Proceeds from exercise of stock options	5,977	18,119
Net cash provided by financing activities	68,495	49,812
Increase in cash, cash equivalents and restricted cash	2,155	4,375
Cash, cash equivalents and restricted cash, beginning of period	13,466	8,525
Cash, cash equivalents and restricted cash, end of period	$15,621	$12,900

Supplemental Cash Flow Information
Cash paid for interest	$14,449	$10,591
Cash paid for income taxes	$16,131	$8,468
Supplemental Information for Non-cash Investing and Financing Activities
Increase in current liabilities of property and equipment	$11,822	$18,706
Property and equipment reduction due to sale-leaseback	$-	$(59,294)
Property and equipment additions due to build-to-suit lease transactions	$-	$8,660

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

The condensed consolidated balance sheets as of July 27, 2019 and July 28, 2018, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 27, 2019 and July 28, 2018, the condensed consolidated statements of shareholders’ equity ending July 27, 2019 and July 28, 2018 and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 27, 2019 and July 28, 2018 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 26, 2019 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 26, 2019 and January 27, 2018 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “second fiscal quarter 2020” relate to the thirteen weeks ended July 27, 2019 and references to “second fiscal quarter 2019” relate to the thirteen weeks ended July 28, 2018. References herein to “the six months ended July 27, 2019” relate to the twenty-six weeks ended July 27, 2019 and references to “the six months ended July 28, 2018” relate to the twenty-six weeks ended July 28, 2018.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the condensed consolidated statement of cash flows. These reclassifications had no effect on previously reported results of operations or retained earnings.

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and twenty-six weeks ended July 27, 2019 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents reserved for a specific purpose that is not readily available for immediate or general business use. Our restricted cash balance as of July 27, 2019 consists primarily of cash equivalents held for use in the purchase of property and equipment.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	July 27, 2019	January 26, 2019	July 28, 2018	January 27, 2018

Cash and cash equivalents	$13,106	$10,951	$10,385	$8,525
Restricted cash	2,515	2,515	2,515	—
Cash, cash equivalents and restricted cash	$15,621	$13,466	$12,900	$8,525

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

Recently Adopted Accounting Standards

On January 27, 2019, we adopted ASU No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”) using the prospective method. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As of July 27, 2019, we

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

have not incurred material implementation costs related to a hosting arrangement that is a service contract that would meet our capitalization policy.

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

●	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that we have the ability to access.

●	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

●	Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about the assumptions that market participants would use.

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

At July 27, 2019, the fair value of our fixed rate mortgage due August 22, 2022 was $6.0 million, which was approximately $0.1 million above the carrying value of $5.9 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

4.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	July 27, 2019	January 26, 2019	July 28, 2018

Inventory in-transit	$19,326	$20,591	$17,684
Accrued payroll and other employee-related liabilities	11,977	18,306	11,740
Accrued taxes, other than income	24,512	14,194	19,165
Accrued interest	6,182	5,756	5,016
Insurance liabilities	1,295	539	1,976
Gift card liability	7,700	7,784	6,199
Construction costs	16,991	14,548	20,695
Accrued inbound freight	14,184	15,236	10,195
Sales returns reserve	3,427	2,448	2,817
Other	16,800	18,106	16,232
Total accrued liabilities	$122,394	$117,508	$111,719

5.    Revolving Line of Credit

Interest on borrowings under our $425.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 4.40% and 3.80% during the thirteen weeks ended July 27, 2019 and July 28, 2018, respectively, and approximately 4.30% and 3.60% during the twenty-six weeks ended July 27, 2019 and July 28, 2018, respectively.

In June 2019, in connection with the agreement governing the ABL Facility (the “ABL Credit Agreement”), we entered into a letter agreement with certain of the Lenders party to the ABL Credit Agreement (the “Commitment Increase Letter Agreement”) pursuant to which such Lenders agreed to increase their respective commitments by $75.0 million in the aggregate, with effect from June 14, 2019 (the “ABL Commitment Increase”). Following the ABL Commitment Increase, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million. The other terms of the ABL Facility were not changed by the Commitment Increase Letter Agreement.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We have amended the ABL Credit Agreement from time to time. After giving effect to such amendments and the ABL Commitment Increase, as of July 27, 2019, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

As of July 27, 2019, approximately $276.4 million was outstanding under the ABL Facility, approximately $0.4 million in face amount of letters of credit had been issued and we had availability of approximately $133.1 million. As of July 27, 2019, we were in compliance with all covenants prescribed in the ABL Facility.

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 27, 2019	January 26, 2019	July 28, 2018

Term Loan	$337,741	$339,500	$291,000
Note payable, bank(a)	5,897	5,969	6,038
Obligations under finance leases	1,683	733	823
Total debt	345,321	346,202	297,861
Less: current maturities	3,970	3,846	3,322
Less: unamortized deferred debt issuance costs	5,090	5,921	5,633
Long-term debt	$336,261	$336,435	$288,906
(a)	Matures August 22, 2022; $34.5 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen and twenty-six weeks ended July 27, 2019. The Term Loan is prepayable, in whole or in part, without premium at our option.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Term Loan Amendment, among other things, the Borrower borrowed an additional $50.0 million in incremental term loans, increasing the principal amount outstanding under the First Lien Agreement on such date to $339.5 million. Net proceeds from the incremental term loans were used to repay approximately $49.6 million of borrowings under the ABL Facility.

7.    Related Party Transactions

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chief Executive Officer. During the thirteen and twenty-six weeks ended July 27, 2019 and July 28, 2018, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores.  During the thirteen weeks ended July 27, 2019 and July 28, 2018, we paid MMI a nominal amount and approximately $0.1 million, respectively, primarily for fixtures, furniture and equipment. During the twenty-six weeks ended July 27, 2019 and July 28, 2018, we paid MMI approximately $0.2 million and $0.3 million, respectively, for fixtures, furniture and equipment.

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018

Home furnishings	53%	54%	53%	53%
Accent décor	43	42	44	43
Other	4	4	3	4
Total	100%	100%	100%	100%

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We recognized approximately $4.1 million and $4.2 million in gift card redemption revenue for the thirteen weeks ended July 27, 2019 and July 28, 2018, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended July 27, 2019 and July 28, 2018. Of the total gift card redemption revenue, approximately $1.4 million for each of the thirteen weeks ended July 27, 2019 and July 28, 2018 related to gift cards issued in prior periods. We recognized approximately $7.8 million and $7.9 million in gift card redemption revenue for the twenty-six weeks ended July 27, 2019 and July 28, 2018, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the twenty-six weeks ended July 27, 2019 and July 28, 2018. Of the total gift card redemption revenue, approximately $2.5 million and $2.2 million for the twenty-six weeks ended July 27, 2019 and July 28, 2018, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $7.7 million, $7.8 million and $6.2 million as of July 27, 2019, January 26, 2019 and July 28, 2018, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During each of the thirteen weeks ended July 27, 2019 and July 28, 2018, we recognized approximately $0.7 million in revenue from our credit card program within net sales when earned. During the twenty-six weeks ended July 27, 2019 and July 28, 2018, we recognized approximately $1.7 million and $1.4 million, respectively, in revenue from our credit card program within net sales when earned.

Customers may return purchased items for an exchange or refund. We utilize the expected value methodology in which different scenarios, including current sales return data and historical quarterly sales return rates, are used to develop an estimated sales return rate. We present the sales returns reserve within other current liabilities and the estimated value of the inventory that will be returned within other current assets in the condensed consolidated balance sheets. The components of the sales returns reserve reflected in the condensed consolidated balance sheets consist of the following (in thousands):

	July 27, 2019	January 26, 2019	July 28, 2018

Accrued and other current liabilities	$3,427	$2,448	$2,817
Other current assets	1,543	1,129	1,255
Sales returns reserve, net	$1,884	$1,319	$1,562

9.    Income Taxes

Our effective tax rate for the thirteen weeks ended July 27, 2019 was 23.5% compared to 45.6% for the thirteen weeks ended July 28, 2018. Our effective tax rate for the twenty-six weeks ended July 27, 2019 was 23.4% compared to 9,687.5 % for the twenty-six weeks ended July 28, 2018. The effective tax rate for the thirteen and twenty-six weeks ended July 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended July 28, 2018 differs from the federal statutory rate primarily due to the recognition of $4.1 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the twenty-six weeks ended July 28, 2018 differs from the federal statutory rate primarily due to our recognition for the period of a loss before income taxes of $0.1 million as well as the impact of $8.3 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes.

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

Package of practical expedients

●    We have elected to not reassess whether any expired or existing contracts are or contain leases.

●    We did not reassess initial direct costs for any existing leases.

●    All existing operating and capital leases under ASC 840 were recorded as operating and financing leases, respectively, under ASC 842.

Separation of lease and non-lease components	● We have elected to account for lease and non-lease components as a single component for our entire population of real estate portfolio assets.
Short-term leases

●    We have elected the short-term lease recognition exemption for all applicable classes of underlying assets.

●    Short-term leases include only those leased assets with a term greater than one month but less than 12 months in duration and expense is recognized on a straight-line basis over the lease term.

●    Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of July 27, 2019, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have two real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost were as follows (in thousands):

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	July 27, 2019	July 27, 2019

Operating lease cost(a)	$34,974	$68,019
Variable lease cost	6,116	11,233
Finance lease cost
Amortization of right-of-use assets	75	149
Interest on lease liabilities	34	68
Total lease cost(b)	$41,199	$79,469
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the thirteen and twenty-six weeks ended July 27, 2019 was immaterial.

The table below presents additional information related to our leases as of July 27, 2019.

Weighted average remaining lease term
Operating leases	12.6	years
Finance leases	5.1	years
Weighted average discount rate
Operating leases	6.37%
Finance leases	8.14%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

Twenty-six Weeks Ended
July 27, 2019

Cash paid for operating lease liabilities	$70,620
Right-of-use assets obtained in exchange for operating lease liabilities	$180,097
Cash paid for finance lease liabilities	$144

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Maturities of lease liabilities were as follows as of July 27, 2019 (in thousands):

			Financing
	Operating Leases	Finance Leases	Obligations	Total

Remainder of 2020	$66,305	$212	$321	$66,838
2021	134,998	423	652	136,073
2022	134,063	424	665	135,152
2023	131,399	390	678	132,467
2024	131,297	239	692	132,228
Thereafter	1,112,383	405	7,868	1,120,656
Total lease payments	1,710,445	2,093	10,876	1,723,414
Amount representing interest	(551,452)	(410)	(9,214)	(561,076)
Remaining non-cash obligation	-	-	7,664	7,664
Present value of lease liabilities	1,158,993	1,683	9,326	1,170,002
Less current obligations	(61,617)	(305)	-	(61,922)
Long-term lease obligations	$1,097,376	$1,378	$9,326	$1,108,080

As of July 27, 2019, operating lease payments excluded approximately $105.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

11.    Earnings Per Share

In accordance with ASC 260, (Topic 260, “Earnings Per Share”), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period and include the dilutive impact of potential shares from the exercise of stock options and restricted stock units. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 27, 2019 and July 28, 2018 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Numerator:
Net income (loss)	$10,382	$(10,068)	$24,265	$8,293

Denominator:
Weighted average common shares outstanding-basic	64,040,467	62,891,024	63,856,645	62,329,061
Effect of dilutive securities:
Stock options and restricted stock units	619,654	—	1,407,587	3,994,601
Weighted average common shares outstanding-diluted	64,660,121	62,891,024	65,264,232	66,323,662

Net income (loss) per common share:
Basic	$0.16	$(0.16)	$0.38	$0.13
Diluted	$0.16	$(0.16)	$0.37	$0.13

For the thirteen weeks ended July 27, 2019 and July 28, 2018, approximately 5,778,531 and 7,593,459, respectively, of stock options and restricted stock units were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive, of which 3,789,341 stock options and restricted stock units would have been included as dilutive had we not recognized a net loss for the thirteen weeks ended July 28, 2018. For the twenty-six weeks ended July 27, 2019 and July 28, 2018, approximately 3,433,576 and 982,300, respectively, of stock options and restricted stock units were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020 and references herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019. References herein to “second fiscal quarter 2020” and “second fiscal quarter 2019” relate to the thirteen weeks ended July 27, 2019 and July 28, 2018, respectively. References herein to “the six months ended July 27, 2019” and “the six months ended July 28, 2018” relate to the twenty-six weeks ended July 27, 2019 and July 28, 2018, respectively. References herein to “third fiscal quarter 2020” relate to the thirteen weeks ended October 26, 2019.

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

As of July 27, 2019, our store base was comprised of 204 large format stores across 39 states, averaging approximately 105,000 square feet per store. Over the past five completed fiscal years we have opened 122 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past six fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded and automated distribution centers and enhanced information systems, including our warehouse management and POS systems, enable us to replicate our profitable store format and differentiated shopping experience. In addition, we implemented a merchandise planning system and upgraded our inventory allocation system to better manage inventory for each store and corresponding customer base. We continue to make investments relating to our second distribution center in Pennsylvania that we opened in the beginning of fiscal year 2020 and expect to incur incremental net operating costs in connection therewith through the remainder of fiscal year 2020 that will impact our operating margins. We expect these infrastructure investments to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Recently enacted tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. We believe the direct effect of the tariffs enacted in fiscal year 2019 did not have a material impact on our business due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, we expect that the additional recent tariffs proposed or enacted, including the additional tariffs that took effect in May 2019 and further tariffs announced for September and December 2019, may have an impact on our profit margins in the short-term while we employ similar actions to mitigate the costs associated with new tariffs.

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

Comparable store sales allow us to evaluate how our store base is performing by measuring the change in period-over-period net sales in stores that have been open for the applicable period. Various factors affect comparable store sales, including:

●	consumer preferences, buying trends and overall economic trends;

●	our ability to identify and respond effectively to customer preferences and trends;

●	our ability to provide an assortment of high quality and trend-right product offerings that generate new and repeat visits to our stores;

●	the customer experience we provide in our stores;

●	our ability to source and receive products accurately and timely;

●	changes in product pricing, including promotional activities;

●	the number of items purchased per store visit;

●	weather; and

●	timing and length of holiday shopping periods.

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

Cost of sales consists of various expenses related to the cost of selling our merchandise. Cost of sales consists of the following: (1) cost of merchandise, net of inventory shrinkage, damages and vendor allowances; (2) inbound freight and internal transportation costs such as distribution center-to-store freight costs; (3) costs of operating our distribution centers, including labor, occupancy costs, supplies, and depreciation; and (4) store occupancy costs including rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance and depreciation. The components of our cost of sales expenses may not be comparable to other retailers.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In particular, we have expanded our marketing and advertising spend as a percentage of net sales in each of the fiscal years since our initial public offering and expect that we will continue to make investments in marketing and advertising spend in future fiscal years.

In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time bonus grant of stock options to certain members of our senior management in connection with our initial public offering resulted in incremental non-cash stock-based compensation expense of approximately $20.0 million, which was expensed over the derived service period beginning with the third quarter of fiscal year 2017 and continued into the second quarter of fiscal year 2019. Additionally, the one-time grant of stock options to our Chairman and Chief Executive Officer made in the second fiscal quarter 2019 resulted in incremental non-cash stock-based compensation expense of approximately $41.5 million, which vested immediately and was fully recognized in the second fiscal quarter 2019.

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

Adjusted EBITDA is defined as net income (loss) before net interest expense, loss from early extinguishment of debt, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name, gain on sale-leaseback and non-cash rent. Periods prior to the adoption of ASC 842 have been adjusted to show the illustrative impact of the accounting standard, which is non-cash in nature. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net income (loss), adjusted for gain on sale-leaseback, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises, non-cash stock-based compensation expense related to the special one-time grant of stock options to our Chairman and Chief Executive Officer, costs associated with the restructuring of our merchandising department and other adjustments, which include costs related to the registration and sale of shares of our common stock on behalf of certain existing stockholders, and other transaction costs. Periods prior to the adoption of ASC 842 have been adjusted to show the illustrative impact of the accounting standard, which is non-cash in nature. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018

Statement of Operations Data:
Net sales	$342,321	$288,493	$648,585	$544,654
Cost of sales	241,923	191,115	460,136	362,032
Gross profit	100,398	97,378	188,449	182,622
Operating expenses
Selling, general and administrative expenses	76,716	107,591	153,645	167,056
Depreciation and amortization	1,869	1,615	3,630	3,194
Total operating expenses	78,585	109,206	157,275	170,250
Gain on sale-leaseback	—	—	16,528	—
Operating income (loss)	21,813	(11,828)	47,702	12,372
Interest expense, net	8,235	6,680	16,004	12,458
Income (loss) before income taxes	13,578	(18,508)	31,698	(86)
Income tax provision (benefit)	3,196	(8,440)	7,433	(8,379)
Net income (loss)	$10,382	$(10,068)	$24,265	$8,293
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7%	66.2%	70.9%	66.5%
Gross profit	29.3%	33.8%	29.1%	33.5%
Operating expenses
Selling, general and administrative expenses	22.4%	37.3%	23.7%	30.7%
Depreciation and amortization	0.5%	0.6%	0.6%	0.6%
Total operating expenses	23.0%	37.9%	24.2%	31.3%
Gain on sale-leaseback	— %	— %	2.5%	— %
Operating income (loss)	6.4%	(4.1)%	7.4%	2.3%
Interest expense, net	2.4%	2.3%	2.5%	2.3%
Income (loss) before income taxes	4.0%	(6.4)%	4.9%	(0.0)%
Income tax provision (benefit)	0.9%	(2.9)%	1.1%	(1.5)%
Net income (loss)	3.0%	(3.5)%	3.7%	1.5%
Operational Data:
Total stores at end of period	204	165	204	165
New stores opened	13	9	24	18
Comparable store sales	(0.4)%	2.8%	(0.6)%	1.9%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$78,772	$76,839	$143,479	$144,589
Store-level Adjusted EBITDA margin(2)	23.0%	26.6%	22.1%	26.5%
Adjusted EBITDA(2)	$47,147	$49,316	$80,897	$90,603
Adjusted EBITDA margin(2)	13.8%	17.1%	12.5%	16.6%
Adjusted Net Income(3)	$11,421	$20,588	$13,317	$38,827
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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize Adjusted EBITDA in certain calculations under our $425.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) (defined therein as “Consolidated EBITDA”) and our $350.0 million term loan (the “Term Loan”) (defined therein as “Consolidated Cash EBITDA”). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of costs associated with new store openings and certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions. In addition, periods prior to the adoption of ASC 842 have been adjusted to show the illustrative impact of the accounting standard, which is non-cash in nature. Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income (loss) to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018

Net income (loss), as reported	$10,382	$(10,068)	$24,265	$8,293
Interest expense, net	8,235	6,680	16,004	12,458
Income tax provision (benefit)	3,196	(8,440)	7,433	(8,379)
Depreciation and amortization(a)	17,301	14,474	33,831	25,930
EBITDA, as reported	39,114	2,646	81,533	38,302
Gain on sale-leaseback(b)	—	—	(16,528)	—
Consulting and other professional services(c)	719	1,564	2,300	3,912
Stock-based compensation expense(d)	1,637	1,884	3,485	2,716
Stock-based compensation related to special one-time IPO bonus grant(e)	—	1,225	—	2,521
Stock-based compensation related to one-time CEO grant(f)	—	41,475	—	41,475
Non-cash rent(b)	4,257	1,337	8,633	2,994
Other(g)	1,420	327	1,474	741
Adjusted EBITDA, as reported	47,147	50,458	80,897	92,661
Illustrative impact of ASC 842(h)	—	(1,142)	—	(2,058)
Adjusted EBITDA, as recast	47,147	49,316	80,897	90,603
Costs associated with new store openings(i)	7,539	4,880	14,599	8,618
Corporate overhead expenses(j)	24,086	22,108	47,983	44,316
Less illustrative impact of ASC 842(h)	—	1,142	—	2,058
Store-level Adjusted EBITDA, as reported	78,772	77,446	143,479	145,595
Illustrative impact of ASC 842(h)	—	(607)	—	(1,006)
Store-level Adjusted EBITDA, as recast	$78,772	$76,839	$143,479	$144,589
(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of operations.

(b)	Consists of the non-cash portion of rent, which reflects the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset, for the thirteen and twenty-six weeks ended July 28, 2018, by the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amount relating to the amortization of deferred gains on sale-leaseback transactions was $(2.2) million and $(4.1) million during the thirteen and twenty-six weeks ended July 28, 2018, respectively. As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the condensed consolidated statements of operations in accordance with ASC 842. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(c)	Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders and other transaction costs.

(d)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors.
(e)	Non-cash stock-based compensation expense associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(f)	Non-cash stock-based compensation expense associated with a special one-time grant of stock options to our Chairman and Chief Executive Officer that vested and was fully recognized in the second fiscal quarter 2019 (the “CEO grant”), which we do not consider in our evaluation of our ongoing performance.

(g)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for each of the thirteen and twenty-six weeks ended July 27, 2019, costs incurred of $1.4 million related to the restructuring of our merchandising department; and
●	for the thirteen and twenty-six weeks ended July 28, 2018, a payroll tax expense related to the exercise of stock options of $0.3 million and $0.6 million, respectively.

(h)	Represents the necessary adjustments to reflect management’s estimates of the impact of the adoption of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

(i)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened 13 and nine new stores during the thirteen weeks ended July 27, 2019 and July 28, 2018, respectively, and 24 and 18 new stores during the twenty-six weeks ended July 27, 2019 and July 28, 2018, respectively.

(j)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability or performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. We anticipate that we will continue to incur corporate overhead expenses in future periods.

(3)	The following table reconciles our net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018

Net income (loss), as reported	$10,382	$(10,068)	$24,265	$8,293
Adjustments:
Gain on sale-leaseback(a)	—	—	(16,528)	—
Stock-based compensation related to special one-time IPO bonus grant(b)	—	1,225	—	2,521
Payroll tax expense related to special one-time IPO bonus stock option exercises(c)	10	35	46	46
Stock-based compensation related to one-time CEO grant(d)	—	41,475	—	41,475
Merchandising department restructuring(e)	870	—	870	—
Other(f)	474	657	1,373	1,178
Tax impact of adjustments to net income (loss)(g)	(308)	(10,355)	3,304	(10,366)
Tax benefit related to special one-time IPO bonus stock option exercises(h)	(7)	(343)	(13)	(397)
Adjusted Net Income, as reported	11,421	22,626	13,317	42,750
Illustrative impact of ASC 842(i)	—	(2,038)	—	(3,923)
Adjusted Net Income, as recast	$11,421	$20,588	$13,317	$38,827
(a)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the condensed consolidated statements of operations in accordance with ASC 842.

(b)	Non-cash stock-based compensation expense associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(c)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(d)	Non-cash stock-based compensation expense associated with the CEO grant, which we do not consider in our evaluation of our ongoing performance. The CEO grant vested and was fully recognized in the second fiscal quarter 2019.

(e)	Includes certain employee related costs incurred as part of restructuring our merchandising department.

(f)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders and other transaction costs.

(g)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net income (loss), the adjusted effective tax rate for the thirteen and twenty-six weeks ended July 27, 2019 was 23.5% and 23.7%, respectively. The adjusted effective tax rate for the thirteen and twenty-six weeks ended July 28, 2018 was 9.1% and 5.3%, respectively.

(h)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

(i)	Represents the necessary adjustments to reflect management’s estimates of the impact of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

Thirteen Weeks Ended July 27, 2019 Compared to Thirteen Weeks Ended July 28, 2018

Net Sales

Net sales increased $53.8 million, or 18.7%, to $342.3 million for the thirteen weeks ended July 27, 2019 from $288.5 million for the thirteen weeks ended July 28, 2018. The increase was primarily driven by approximately $54.8 million of incremental revenue from the net addition of 39 new stores opened since July 28, 2018 as well as the addition of a number of stores that were opened prior to July 28, 2018 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The increase in net sales was partially offset by comparable store sales, which decreased $1.0 million or 0.4% during the thirteen weeks ended July 27, 2019, driven primarily by adverse weather conditions in the beginning of the second fiscal quarter 2020.

Cost of Sales

Cost of sales increased $50.8 million, or 26.6%, to $241.9 million for the thirteen weeks ended July 27, 2019 from $191.1 million for the thirteen weeks ended July 28, 2018. This increase was primarily driven by the 18.7% increase in net sales for the thirteen weeks ended July 27, 2019 compared to the thirteen weeks ended July 28, 2018, which resulted in a $29.7 million increase in merchandise costs. In addition, during the thirteen weeks ended July 27, 2019, we recognized a $2.6 million increase in depreciation and amortization as a result of new store openings since July 28, 2018 and a $13.5 million increase in store occupancy costs, in each case as a result of new store openings and sale-leaseback transactions since July 28, 2018 and the adoption of ASC 842.

Gross Profit and Gross Margin

Gross profit was $100.4 million for the thirteen weeks ended July 27, 2019, an increase of $3.0 million from $97.4 million for the thirteen weeks ended July 28, 2018. The increase in gross profit was primarily driven by increased sales volume from the net addition of 39 new stores opened since July 28, 2018, partially offset by the 0.4% decrease in comparable store sales and the impact of the adoption of ASC 842. Gross margin decreased 450 basis points to 29.3% of net sales for the thirteen weeks ended July 27, 2019 from 33.8% of net sales for the thirteen weeks ended July 28, 2018. The decrease was primarily driven by a decrease in product profit related to increased markdowns during the thirteen weeks ended July 27, 2019, the adoption of ASC 842, costs associated with opening our second distribution center and increased occupancy costs resulting from our fiscal year 2020 and 2019 sale-leaseback transactions. We expect elevated markdown activity to continue through the third fiscal quarter 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $76.7 million for the thirteen weeks ended July 27, 2019 compared to $107.6 million for the thirteen weeks ended July 28, 2018, a decrease of $30.9 million or 28.7%. As a percentage of sales, SG&A decreased 1,490 basis points for the thirteen weeks ended July 27, 2019 to 22.4% from 37.3% for the thirteen weeks ended July 28, 2018, primarily due to the nonrecurrence of the prior fiscal year stock-based compensation expense of $41.5 million associated with the one-time CEO grant. This decrease was partially offset by an increase in pre-opening expenses due to new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842. Selling, general and administrative expenses include corporate overhead expenses, which decreased by $41.3 million, primarily as a result of the nonrecurrence of the $41.5 million one-time CEO grant. This decrease was partially offset by increased payroll expenses to support our growth strategies during the current fiscal year period. Selling, general and administrative expenses also include expenses related to store operations, which partially offset the decrease in overall selling, general and administrative expense by $8.5 million, primarily driven by additional headcount for our new stores and an increase in pre-opening expenses due to the timing of new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $10.6 million for the thirteen weeks ended July 27, 2019 compared to $8.7 million for the thirteen weeks ended July 28, 2018, an increase of $1.9 million or 21.5%. The increase was driven by our efforts to increase traffic and build brand awareness.

Interest Expense, Net

Interest expense, net increased to $8.2 million for the thirteen weeks ended July 27, 2019 from $6.7 million for the thirteen weeks ended July 28, 2018, an increase of $1.5 million. The increase in interest expense is primarily due to increased borrowings under our ABL Facility and Term Loan to support our growth strategies in addition to increases in the average interest rates applicable to our variable rate debt during the period. The effective interest rate for the ABL Facility was approximately 4.40% and 3.80% during the thirteen weeks ended July 27, 2019 and July 28, 2018, respectively.

Income Tax Provision

Income tax expense was $3.2 million for the thirteen weeks ended July 27, 2019 compared to income tax benefit of $8.4 million for the thirteen weeks ended July 28, 2018. The effective tax rate for the thirteen weeks ended July 27, 2019 was 23.5% compared to 45.6% for the thirteen weeks ended July 28, 2018. The effective tax rate for the thirteen weeks ended July 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended July 28, 2018 differs from the federal statutory rate primarily due to the recognition of $4.1 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes.

Twenty-six Weeks Ended July 27, 2019 Compared to Twenty-six Weeks Ended July 28, 2018

Net Sales

Net sales increased $103.9 million, or 19.1%, to $648.6 million for the twenty-six weeks ended July 27, 2019 from $544.7 million for the twenty-six weeks ended July 28, 2018. The increase was primarily driven by approximately $106.8 million of incremental revenue from the net addition of 39 new stores opened since July 28, 2018 as well as the addition of a number of stores that were opened prior to July 28, 2018 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The increase in net sales was partially offset by comparable store sales, which decreased $2.9 million or 0.6% during the twenty-six weeks ended July 27, 2019, driven primarily by adverse weather conditions.

Cost of Sales

Cost of sales increased $98.1 million, or 27.1%, to $460.1 million for the twenty-six weeks ended July 27, 2019 from $362.0 million for the twenty-six weeks ended July 28, 2018. This increase was primarily driven by the 19.1% increase in net sales for the twenty-six weeks ended July 27, 2019 compared to the twenty-six weeks ended July 28, 2018, which resulted in a $52.8 million increase in merchandise costs. In addition, during the twenty-six weeks ended July 27, 2019, we recognized a $7.5 million increase in depreciation and amortization and a $25.1 million increase in store occupancy costs, in each case as a result of new store openings and sale-leaseback transactions since July 28, 2018 and the adoption of ASC 842.

Gross Profit and Gross Margin

Gross profit was $188.4 million for the twenty-six weeks ended July 27, 2019, an increase of $5.8 million from $182.6 million for the twenty-six weeks ended July 28, 2018. The increase in gross profit was primarily driven by increased sales volume from the net addition of 39 new stores opened since July 28, 2018, partially offset by the 0.6% decrease in comparable store sales and the impact of the adoption of ASC 842. Gross margin decreased 440 basis points to 29.1% of net sales for the twenty-six weeks ended July 27, 2019 from 33.5% of net sales for the twenty-six weeks ended July 28, 2018. The decrease was primarily driven by a decrease in product profit related to increased markdowns during the twenty-six weeks ended July 27, 2019, the adoption of ASC 842, costs associated with opening our second distribution center and increased occupancy costs resulting from our fiscal year 2020 and 2019 sale-leaseback transactions. We expect elevated markdown activity to continue through the third fiscal quarter 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $153.6 million for the twenty-six weeks ended July 27, 2019 compared to $167.1 million for the twenty-six weeks ended July 28, 2018, a decrease of $13.5 million or 8.0%. As a percentage of sales, SG&A decreased 700 basis points for the twenty-six weeks ended July 27, 2019 to 23.7% from 30.7% for the twenty-six weeks ended July 28, 2018, primarily due to the nonrecurrence of (i) the prior fiscal year stock-based compensation expense of $41.5 million associated with the one-time CEO grant and (ii) stock-based compensation expenses associated with the IPO grant. This decrease was partially offset by an increase in pre-opening expenses due to new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842. Selling, general and administrative expenses include corporate overhead expenses, which decreased by $40.2 million, primarily as a result of the nonrecurrence of (i) the $41.5 million one-time CEO grant and (ii) stock-based compensation expenses associated with the IPO grant. This decrease was partially offset by increased payroll expenses to support our growth strategies. Selling, general and administrative expenses also include expenses related to store operations, which partially offset the overall decrease in selling, general and administrative expense by $21.8 million, primarily driven by additional headcount for our new stores, incremental store labor hours and an increase in pre-opening expenses due to the timing of new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $23.0 million for the twenty-six weeks ended July 27, 2019 compared to $18.1 million for the twenty-six weeks ended July 28, 2018, an increase of $4.9 million or 27.3%. The increase was driven by our efforts to increase traffic and build brand awareness.

Interest Expense, Net

Interest expense, net increased to $16.0 million for the twenty-six weeks ended July 27, 2019 from $12.5 million for the twenty-six weeks ended July 28, 2018, an increase of $3.5 million. The increase in interest expense is primarily due to increased borrowings under our ABL Facility and Term Loan to support our growth strategies in addition to increases in the average interest rates applicable to our variable rate debt during the period. The effective interest rate for the ABL Facility was approximately 4.30% and 3.60% during the twenty-six weeks ended July 27, 2019 and July 28, 2018, respectively.

Income Tax Provision

Income tax expense was $7.4 million for the twenty-six weeks ended July 27, 2019 compared to income tax benefit of $8.4 million for the twenty-six weeks ended July 28, 2018. The effective tax rate for the twenty-six weeks ended July 27, 2019 was 23.4% compared to 9,687.5% for the twenty-six weeks ended July 28, 2018. The effective tax rate for the twenty-six weeks ended July 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes. The effective tax rate for the twenty-six weeks ended July 28, 2018 differs from the previous federal statutory rate primarily due to our recognition for the period of a loss before income taxes of $0.1 million as well as the impact of $8.3 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes.

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

As of July 27, 2019, we had $13.1 million of cash and cash equivalents and $133.1 million in borrowing availability under our ABL Facility. At that date, there were $0.4 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities. The interest rate on the Term Loan Facilities is variable; based on the London Interbank Offered Rate (“LIBOR”) in effect at July 27, 2019, our obligations under the Term Loan Facilities bore interest at a rate of 6.1%. The Term Loan is repayable in equal quarterly installments of approximately $0.9 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 26, 2019 were approximately $209.1 million, inclusive of $13.0 million invested in the second distribution center and net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $148.4 million. We estimate that our capital expenditures for the fiscal year ending January 25, 2020 will be in the range of $135.0 million to $155.0 million, net of proceeds from sale-leaseback transactions of $125.0 million. We also plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2019, we opened 31 new stores, net of two relocated stores and one store closure. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect fiscal year 2020 net capital expenditures to be primarily financed in the same manner.

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

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for the Term Loan in an aggregate principal amount of $350.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen and twenty-six weeks ended July 27, 2019. The Term Loan is prepayable, in whole or in part, without premium at our option.

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

As of July 27, 2019, approximately $337.7 million was outstanding under the Term Loan. The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of July 27, 2019 and July 28, 2018, we were in compliance with all covenants prescribed under the Term Loan.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Credit Agreement from time to time. In June 2019, in connection with the ABL Credit Agreement, we entered into a letter agreement with certain of the Lenders party to the ABL Credit Agreement (the “Commitment Increase Letter Agreement”) pursuant to which such Lenders agreed to increase their respective commitments by $75.0 million in the aggregate, with effect from June 14, 2019 (the “ABL Commitment Increase”). Following the ABL Commitment Increase, the amount of aggregate commitments available under the ABL

Credit Agreement is $425.0 million. The other terms of the ABL Facility were not changed by the Commitment Increase Letter Agreement. After giving effect to such amendments and the ABL Commitment Increase, as of July 27, 2019, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended).

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 4.40% and 3.80% during the thirteen weeks ended July 27, 2019 and July 28, 2018, respectively, and approximately 4.30% and 3.60% during the twenty-six weeks ended July 27, 2019 and July 28, 2018, respectively.

As of July 27, 2019, approximately $276.4 million was outstanding under the ABL Facility, approximately $0.4 million in face amount of letters of credit had been issued and we had availability of approximately $133.1 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of July 27, 2019 and July 28, 2018, we were in compliance with all covenants under the ABL Facility.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Twenty-six Weeks Ended
	July 27, 2019	July 28, 2018

Net Cash Provided by Operating Activities	$11,367	$22,326
Net Cash Used in Investing Activities	(77,707)	(67,763)
Net Cash Provided by Financing Activities	68,495	49,812
Increase in Cash, Cash Equivalents and Restricted Cash	2,155	4,375

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $11.4 million for the twenty-six weeks ended July 27, 2019 compared to net cash provided by operating activities of $22.3 million for the twenty-six weeks ended July 28, 2018. The $10.9 million decrease in cash provided by operating activities was primarily due to an increase of approximately $7.7 million in cash paid for income taxes and a $3.9 million increase in cash paid for interest.

Net Cash Used in Investing Activities

Net cash used in investing activities was $77.7 million for the twenty-six weeks ended July 27, 2019 compared to $67.8 million for the twenty-six weeks ended July 28, 2018. The $9.9 million increase in cash used in investing activities was driven by an increase in net capital expenditures. Capital expenditures of $141.5 million for the twenty-six weeks ended July 27, 2019 consisted of $126.3 million invested in new store growth and approximately $3.6 million invested in the second distribution center with the remaining $11.4 million primarily related to investments in information technology initiatives and existing stores. Capital expenditures of $160.4 million for the twenty-six weeks ended July 28, 2018 consisted of $144.5 million invested in new store growth with the remaining $15.9 million primarily related to investments in information technology initiatives, existing stores and the second distribution center.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $68.5 million for the twenty-six weeks ended July 27, 2019 compared to $49.8 million for the twenty-six weeks ended July 28, 2018, an increase of $18.7 million primarily due to a $21.9 million increase in net borrowings under our ABL Facility and a $9.6 million increase in proceeds from financing obligations, which was partially offset by a $12.1 million decrease in proceeds from the exercise of stock options.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of July 27, 2019, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $6.1 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Foreign Currency Risk

We purchase approximately 65% of our merchandise from suppliers in foreign countries, however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended July 27, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
†10.1

Form of Employment Agreement with At Home RMS Inc. or At Home Procurement Inc., as applicable, and each of Sumit Anand, Elizabeth Galloway, Wendy Fritz and Chad Stauffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019 (File No. 001-37849)).

10.2

Commitment Increase Letter Agreement, dated June 14, 2019, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc., as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2019 (File No. 001-37849)).

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

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document.
*	Filed herewith.
†	Indicates management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

September 5, 2019	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

September 5, 2019	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)