Form 10-Q
period 2019-10-26
At Home Group Inc.
filed 2019-12-05
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2019

or

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

There were 64,106,061 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 2, 2019.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019 and as updated in “Item 1A. Risk Factors” herein, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

●	general economic factors that may materially adversely affect our business, revenue and profitability;
●	volatility or disruption in the financial markets;
●	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
●	our ability to successfully implement our growth strategy on a timely basis or at all;
●	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
●	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
●	risks related to our imported merchandise, including current or any additional imposition of tariffs or other trade restrictions;
●	adverse events, including weather impacts, in the geographical regions in which we operate;
●	risks associated with leasing substantial amounts of space;
●	risks associated with our sale-leaseback strategy;
●	the highly competitive retail environment in which we operate;
●	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
●	our dependence upon the services of our management team and our buyers;
●	the failure to attract and retain quality employees;
●	difficulties with our vendors;
●	the seasonality of our business;
●	fluctuations in our quarterly operating results;
●	the failure or inability to protect our intellectual property rights;
●	risks associated with third-party claims that we infringe upon their intellectual property rights;
●	increases in commodity prices and supply chain costs;
●	the need to make significant investments in advertising, marketing or promotions;
●	the success of any investment in online services or e-commerce activities that we may launch;
●	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;

●	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
●	unauthorized disclosure of sensitive or confidential customer information;
●	regulatory or litigation developments;
●	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
●	inadequacy of our insurance coverage;
●	our substantial dependence upon our reputation and positive perceptions of At Home;
●	the potential negative impact of changes to our accounting policies, rules and regulations;
●	changes to the U.S. tax laws and changes in our effective tax rate;
●	the significant amount of our common stock held by certain existing stockholders;
●	the impact of charges relating to impairment of goodwill and other assets;
●	competition among our stores located in the same geographic region; and
●	other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the SEC on March 27, 2019, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	October 26, 2019	January 26, 2019	October 27, 2018
Assets
Current assets:
Cash and cash equivalents	$14,104	$10,951	$12,895
Inventories, net	431,465	382,023	349,383
Prepaid expenses	9,604	7,949	10,519
Other current assets	15,280	13,626	21,866
Total current assets	470,453	414,549	394,663
Operating lease right-of-use assets	1,154,158	-	-
Property and equipment, net	711,102	682,663	613,428
Goodwill	569,732	569,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	1,339	1,539	1,649
Restricted cash	3	2,515	2,515
Noncurrent deferred tax asset	12,673	52,805	50,973
Other assets	960	945	811
Total assets	$2,921,878	$1,726,206	$1,635,229
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$108,462	$115,821	$98,325
Accrued and other current liabilities	102,740	117,508	107,967
Revolving line of credit	299,020	221,010	241,300
Current portion of operating lease liabilities	57,145	-	-
Current portion of deferred rent	-	11,364	11,325
Current portion of long-term debt	3,976	4,049	3,496
Total current liabilities	571,343	469,752	462,413
Operating lease liabilities	1,170,967	-	-
Long-term debt	335,694	336,435	288,419
Financing obligations	9,334	35,038	33,365
Deferred rent	-	169,339	166,527
Other long-term liabilities	3,768	4,556	4,736
Total liabilities	2,091,106	1,015,120	955,460
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 64,106,061, 63,609,684, and 63,570,394 shares issued and outstanding, respectively	641	636	636
Additional paid-in capital	655,146	643,677	641,973
Retained earnings	174,985	66,773	37,160
Total shareholders' equity	830,772	711,086	679,769
Total liabilities and shareholders' equity	$2,921,878	$1,726,206	$1,635,229

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018

Net sales	$318,734	$267,180	$967,319	$811,833
Cost of sales	233,321	181,189	693,457	543,221
Gross profit	85,413	85,991	273,862	268,612

Operating expenses
Selling, general and administrative expenses	74,809	65,342	228,454	232,398
Impairment charges	5,230	-	5,230	-
Depreciation and amortization	1,950	1,553	5,580	4,747
Total operating expenses	81,989	66,895	239,264	237,145
(Loss) gain on sale-leaseback	(1,438)	-	15,090	-

Operating income	1,986	19,096	49,688	31,467
Interest expense, net	8,496	6,992	24,500	19,450
(Loss) income before income taxes	(6,510)	12,104	25,188	12,017
Income tax provision (benefit)	8,137	1,014	15,570	(7,366)
Net (loss) income	$(14,647)	$11,090	$9,618	$19,383

Earnings per share:
Net (loss) income per common share:
Basic	$(0.23)	$0.17	$0.15	$0.31
Diluted	$(0.23)	$0.17	$0.15	$0.29
Weighted average shares outstanding:
Basic	64,083,612	63,497,334	63,932,301	62,718,485
Diluted	64,083,612	66,604,638	64,745,804	66,396,813

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance, January 27, 2018	61,423,398	$614	$572,488	$17,777	$590,879
Stock-based compensation	-	-	2,128	-	2,128
Exercise of stock options and other awards	930,703	10	9,221	-	9,231
Net income	-	-	-	18,361	18,361
Balance, April 28, 2018	62,354,101	624	583,837	36,138	620,599
Stock-based compensation	-	-	44,584	-	44,584
Exercise of stock options	882,060	8	8,880	-	8,888
Net loss	-	-	-	(10,068)	(10,068)
Balance, July 28, 2018	63,236,161	632	637,301	26,070	664,003
Stock-based compensation	-	-	1,595	-	1,595
Exercise of stock options and other awards	334,233	4	3,077	-	3,081
Net income	-	-	-	11,090	11,090
Balance, October 27, 2018	63,570,394	636	641,973	37,160	679,769

Balance, January 26, 2019	63,609,684	636	643,677	66,773	711,086
Adoption of ASU No. 2016-02, Leases (ASC 842)	-	-	-	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	-	-	1,848	-	1,848
Exercise of stock options and other awards	349,722	4	4,761	-	4,765
Net income	-	-	-	13,883	13,883
Balance, April 27, 2019	63,959,406	640	650,286	179,250	830,176
Stock-based compensation	-	-	1,637	-	1,637
Exercise of stock options and other awards	87,402	-	1,212	-	1,212
Net income	-	-	-	10,382	10,382
Balance, July 27, 2019	64,046,808	640	653,135	189,632	843,407
Stock-based compensation	-	-	2,046	-	2,046
Exercise of stock options and other awards	59,253	1	(35)	-	(34)
Net loss	-	-	-	(14,647)	(14,647)
Balance, October 26, 2019	64,106,061	$641	$655,146	$174,985	$830,772

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018
Operating Activities
Net income	$9,618	$19,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,401	40,783
Impairment charges	5,230	-
Non-cash interest expense	1,690	1,570
Gain on sale-leaseback	(15,090)	-
Amortization of deferred gain on sale-leaseback	-	(6,422)
Deferred income taxes	7,389	(17,413)
Stock-based compensation	5,531	48,307
Other non-cash losses, net	1,124	10
Changes in operating assets and liabilities:
Inventories	(49,442)	(79,539)
Prepaid expenses and other current assets	(8,601)	(9,821)
Other assets	(15)	(496)
Accounts payable	(14,545)	14,603
Accrued liabilities	(5,348)	5,046
Operating lease assets and liabilities	18,879	-
Deferred rent	-	14,696
Net cash provided by operating activities	7,821	30,707
Investing Activities
Purchase of property and equipment	(211,090)	(270,084)
Net proceeds from sale of property and equipment	113,816	148,467
Net cash used in investing activities	(97,274)	(121,617)
Financing Activities
Payments under lines of credit	(616,310)	(464,407)
Proceeds from lines of credit	694,320	543,707
Payment of debt issuance costs	(404)	-
Payments on financing obligations	(60)	(219)
Proceeds from financing obligations	9,571	-
Payments on long-term debt	(2,966)	(2,486)
Proceeds from exercise of stock options	5,943	21,200
Net cash provided by financing activities	90,094	97,795
Increase in cash, cash equivalents and restricted cash	641	6,885
Cash, cash equivalents and restricted cash, beginning of period	13,466	8,525
Cash, cash equivalents and restricted cash, end of period	$14,107	$15,410

Supplemental Cash Flow Information
Cash paid for interest	$22,704	$16,911
Cash paid for income taxes	$23,657	$16,015
Supplemental Information for Non-cash Investing and Financing Activities
(Decrease) increase in current liabilities of property and equipment	$(3,023)	$16,209
Property and equipment reduction due to sale-leaseback	$-	$(111,932)
Property and equipment additions due to build-to-suit lease transactions	$-	$13,679

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

The condensed consolidated balance sheets as of October 26, 2019 and October 27, 2018, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 26, 2019 and October 27, 2018, the condensed consolidated statements of shareholders’ equity ending October 26, 2019 and October 27, 2018 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 26, 2019 and October 27, 2018 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 26, 2019 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 26, 2019 and January 27, 2018 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “third fiscal quarter 2020” relate to the thirteen weeks ended October 26, 2019 and references to “third fiscal quarter 2019” relate to the thirteen weeks ended October 27, 2018. References herein to “the nine months ended October 26, 2019” relate to the thirty-nine weeks ended October 26, 2019 and references to “the nine months ended October 27, 2018” relate to the thirty-nine weeks ended October 27, 2018.

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

Seasonality

Our business is moderately seasonal in nature and, therefore, the results of operations for the thirteen and thirty-nine weeks ended October 26, 2019 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents reserved for a specific purpose that is not readily available for immediate or general business use. Our restricted cash balance as of October 26, 2019 was immaterial.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	October 26, 2019	January 26, 2019	October 27, 2018	January 27, 2018

Cash and cash equivalents	$14,104	$10,951	$12,895	$8,525
Restricted cash	3	2,515	2,515	—
Cash, cash equivalents and restricted cash	$14,107	$13,466	$15,410	$8,525

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

Recently Adopted Accounting Standards

On January 27, 2019, we adopted ASU No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”) using the prospective method. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As of October 26, 2019,

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

we have not incurred material implementation costs related to a hosting arrangement that is a service contract that would meet our capitalization policy.

On January 27, 2019, we adopted ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02” or “ASC 842”), using the modified retrospective approach. For more information, see Note 12 – Commitments and Contingencies.

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

At October 26, 2019, the fair value of our fixed rate mortgage due August 22, 2022 was $6.0 million, which was approximately $0.1 million above the carrying value of $5.9 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

3.    Sale-Leaseback Transactions

In September 2019, we sold four of our properties in Tempe, Arizona; Avon, Indiana; Mount Juliet, Tennessee; and Cypress, Texas for a total of $50.5 million, resulting in a net gain of $1.1 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.7 million, subject to annual escalations. The lease is being accounted for as an operating lease.

In March 2019, we sold five of our properties in Frederick, Maryland; Live Oak, Texas; Mansfield, Texas; Plano, Texas; and Whitehall, Pennsylvania for a total of $74.7 million, resulting in a net gain of $14.0 million, inclusive of an additional $2.5 million expense recognized in the third fiscal quarter 2020. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $5.0 million, subject to annual escalations. The lease is being accounted for as an operating lease other than the land of

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Frederick, Maryland, which is being accounted for as a financing transaction in accordance with ASC 842 due to an option to repurchase a portion of the asset.

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

4.    Goodwill

Goodwill is tested for impairment at the operating segment level at least annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. Our regular annual goodwill impairment testing is performed during the fourth quarter of the fiscal year, with effect from the beginning of the fourth quarter. We have only one operating segment and we do not have a reporting unit that exists below our operating segment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. We assess the business enterprise value using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets. The income approach, using the discounted cash flow method, includes key factors used in the valuation of the Company (a Level 3 valuation) which include, but are not limited to, management's plans for future operations, recent operating results, income tax rates and discounted projected future cash flows.

During the thirteen weeks ended October 26, 2019, because we experienced a decline in operating performance and uncertainty regarding the impact of tariffs on our margins, coupled with a decision to reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $569.7 million implied fair value of goodwill on our balance sheet at the time of testing. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations. A 10% decrease in our projected net cash flows would have resulted in an impairment charge of approximately $30 million; while a 100 basis point increase in the discount rate would have resulted in an impairment charge of approximately $25 million.

5.    Impairment of Long-Lived and Indefinite-Lived Assets

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. During the thirteen weeks ended October 26, 2019, we made a strategic decision to close or relocate three stores. As a result, we recognized a non-cash impairment charge of $5.2 million in connection with these properties. No impairment charges were incurred during the thirteen weeks ended October 27, 2018.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	October 26, 2019	January 26, 2019	October 27, 2018

Inventory in-transit	$15,053	$20,591	$12,819
Accrued payroll and other employee-related liabilities	10,072	18,306	12,986
Accrued taxes, other than income	26,680	14,194	20,932
Accrued interest	5,863	5,756	5,142
Insurance liabilities	1,877	539	950
Gift card liability	7,934	7,784	6,477
Construction costs	6,995	14,548	19,332
Accrued inbound freight	9,303	15,236	10,241
Sales returns reserve	3,570	2,448	2,790
Other	15,393	18,106	16,298
Total accrued liabilities	$102,740	$117,508	$107,967

7.    Revolving Line of Credit

Interest on borrowings under our $425.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 4.00% and 4.10% during the thirteen weeks ended October 26, 2019 and October 27, 2018, respectively, and approximately 4.10% and 3.80% during the thirty-nine weeks ended October 26, 2019 and October 27, 2018, respectively.

In June 2019, in connection with the agreement governing the ABL Facility (the “ABL Credit Agreement”), we entered into a letter agreement with certain of the Lenders party to the ABL Credit Agreement (the “Commitment Increase Letter Agreement”) pursuant to which such Lenders agreed to increase their respective commitments by $75.0 million in the aggregate, effective as of June 14, 2019 (the “ABL Commitment Increase”). Following the ABL Commitment Increase, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million. The other terms of the ABL Facility were not changed by the Commitment Increase Letter Agreement.

We have amended the ABL Credit Agreement from time to time. After giving effect to such amendments and the ABL Commitment Increase, as of October 26, 2019, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

As of October 26, 2019, approximately $299.0 million was outstanding under the ABL Facility, approximately $0.1 million in face amount of letters of credit had been issued and we had availability of approximately $125.9 million. As of October 26, 2019, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 26, 2019	January 26, 2019	October 27, 2018

Term Loan	$336,861	$339,500	$290,250
Note payable, bank(a)	5,861	5,969	6,004
Obligations under finance leases	1,609	733	778
Total debt	344,331	346,202	297,032
Less: current maturities	3,976	3,846	3,325
Less: unamortized deferred debt issuance costs	4,661	5,921	5,288
Long-term debt	$335,694	$336,435	$288,419
(a)	Matures August 22, 2022; $34.5 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen and thirty-nine weeks ended October 26, 2019. The Term Loan is prepayable, in whole or in part, without premium at our option.

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

9.    Related Party Transactions

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chief Executive Officer. During the thirteen and thirty-nine weeks ended October 26, 2019 and October 27, 2018, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. During the thirteen weeks ended October 26, 2019 and October 27, 2018, we paid MMI a nominal amount and approximately $0.2 million,

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

respectively, primarily for fixtures, furniture and equipment. During the thirty-nine weeks ended October 26, 2019 and October 27, 2018, we paid MMI approximately $0.3 million and $0.5 million, respectively, for fixtures, furniture and equipment.

10.    Revenue Recognition

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018

Home furnishings	45%	45%	50%	50%
Accent décor	51	51	46	46
Other	4	4	4	4
Total	100%	100%	100%	100%

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

We recognized approximately $3.6 million and $3.5 million in gift card redemption revenue for the thirteen weeks ended October 26, 2019 and October 27, 2018, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended October 26, 2019 and October 27, 2018. Of the total gift card redemption revenue, approximately $1.3 million for each of the thirteen weeks ended October 26, 2019 and October 27, 2018 related to gift cards issued in prior periods. We recognized approximately $11.5 million and $11.4 million in gift card redemption revenue for the thirty-nine weeks ended October 26, 2019 and October 27, 2018, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirty-nine weeks ended October 26, 2019 and October 27, 2018. Of the total gift card redemption revenue, approximately $3.1 million and $2.6 million for the thirty-nine weeks ended October 26, 2019 and October 27, 2018, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $7.9 million, $7.8 million and $6.5 million as of October 26, 2019, January 26, 2019 and October 27, 2018, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through private label and co-branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the thirteen weeks ended October 26, 2019 and October 27, 2018, we recognized approximately $1.0 million and $0.8 million, respectively, in revenue from our credit card program within net sales when earned. During the thirty-nine weeks ended October 26, 2019 and October 27, 2018, we recognized

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

approximately $2.7 million and $2.2 million, respectively, in revenue from our credit card program within net sales when earned.

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

11.    Income Taxes

Our effective tax rate for the thirteen weeks ended October 26, 2019 was (125.0)% compared to 8.4% for the thirteen weeks ended October 27, 2018. Our effective tax rate for the thirty-nine weeks ended October 26, 2019 was 61.8% compared to (61.3)% for the thirty-nine weeks ended October 27, 2018. The effective tax rate for the thirteen and thirty-nine weeks ended October 26, 2019 differs from the federal statutory rate primarily due to the recognition of $9.7 million and $9.8 million, respectively, of net tax deficiencies related to stock-based compensation, due in large part to the recognition of $9.3 million of deferred tax expense related to the cancellation of the nonqualified stock option to purchase 1,988,255 shares of our common stock at an exercise price per share of $38.35 (the “one-time CEO grant”) previously granted to Mr. Bird on June 12, 2018 and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended October 27, 2018 differs from the federal statutory rate primarily due to the recognition of $1.4 million of excess tax benefit related to stock option exercises and the impact of state and local income taxes. The effective tax rate for the thirty-nine weeks ended October 27, 2018 differs from the federal statutory rate primarily due to the recognition of $9.8 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes.

12.    Commitments and Contingencies

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

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of October 26, 2019, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have two real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the respective stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The components of lease cost were as follows (in thousands):

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 26, 2019	October 26, 2019

Operating lease cost(a)	$37,069	$105,088
Variable lease cost	5,928	17,161
Finance lease cost:
Amortization of right-of-use assets	74	223
Interest on lease liabilities	31	99
Total lease cost(b)	$43,102	$122,571
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the thirteen and thirty-nine weeks ended October 26, 2019 was immaterial.

The table below presents additional information related to our leases as of October 26, 2019.

Weighted average remaining lease term
Operating leases	12.6	years
Finance leases	4.9	years
Weighted average discount rate
Operating leases	6.28%
Finance leases	8.21%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

Thirty-nine Weeks Ended
October 26, 2019

Cash paid for operating lease liabilities	$109,230
Right-of-use assets obtained in exchange for operating lease liabilities	$264,105
Cash paid for finance lease liabilities	$219

Maturities of lease liabilities were as follows as of October 26, 2019 (in thousands):

			Financing
	Operating Leases	Finance Leases	Obligations	Total

Remainder of 2020	$21,361	$106	$160	$21,627
2021	140,167	424	652	141,243
2022	141,262	424	665	142,351
2023	140,021	390	678	141,089
2024	139,987	239	692	140,918
Thereafter	1,217,443	405	7,868	1,225,716
Total lease payments	1,800,241	1,988	10,715	1,812,944
Amount representing interest	(572,129)	(379)	(9,049)	(581,557)
Remaining non-cash obligation	-	-	7,668	7,668
Present value of lease liabilities	1,228,112	1,609	9,334	1,239,055
Less current obligations	(57,145)	(310)	-	(57,455)
Long-term lease obligations	$1,170,967	$1,299	$9,334	$1,181,600

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of October 26, 2019, operating lease payments excluded approximately $116.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 26, 2019 and October 27, 2018 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Numerator:
Net (loss) income	$(14,647)	$11,090	$9,618	$19,383

Denominator:
Weighted average common shares outstanding-basic	64,083,612	63,497,334	63,932,301	62,718,485
Effect of dilutive securities:
Stock options and other awards	—	3,107,304	813,503	3,678,328
Weighted average common shares outstanding-diluted	64,083,612	66,604,638	64,745,804	66,396,813

Net (loss) income per common share:
Basic	$(0.23)	$0.17	$0.15	$0.31
Diluted	$(0.23)	$0.17	$0.15	$0.29

For the thirteen weeks ended October 26, 2019 and October 27, 2018, approximately 7,693,593 and 2,992,403, respectively, of stock options and other awards were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive. For the thirty-nine weeks ended October 26, 2019 and October 27,

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2018, approximately 5,431,426 and 1,629,848, respectively, of stock options and other awards were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive.

14. Stock-Based Compensation

On September 24, 2019, we entered into a nonqualified stock option cancellation agreement with our Chairman and Chief Executive Officer, Lewis L. Bird III (the “Option Cancellation Agreement”). The Option Cancellation Agreement cancelled, for no consideration, the one-time CEO grant pursuant to the terms and conditions of the At Home Group Inc. Equity Incentive Plan (the “2016 Equity Plan”) and a notice of grant and nonstatutory stock option award agreement thereunder. The one-time CEO grant was fully vested upon the June 12, 2018 grant date. As a result of the immediate vesting, the noncash stock-based compensation expense in respect of the one-time CEO grant was fully recognized in the second fiscal quarter 2019. We recognized $9.3 million in deferred tax expense related to the cancellation of the one-time CEO grant for the thirteen and thirty-nine weeks ended October 26, 2019. As a result of the cancellation, the shares underlying the one-time CEO grant will become available for future awards under the 2016 Equity Plan. Mr. Bird received no consideration in connection with the cancellation of the one-time CEO grant.

On September 12, 2019, we made grants of 165,650 options and 125,250 performance share units (“PSUs”) to certain employees (which did not include Mr. Bird) under the 2016 Equity Plan. Non-cash, stock-based compensation expense associated with the grant of options is approximately $0.8 million, which will be expensed over the requisite service period ending January 29, 2022. Non-cash, stock-based compensation expense associated with the grant of the PSUs is approximately $1.0 million, which will be expensed over the requisite service period ending January 29, 2022. The options will cliff vest (i.e., 100%) on January 29, 2022 subject to the optionee’s continued employment through such date or earlier upon a termination without “cause” or resignation for “good reason” (as such terms are defined in the option agreement). The PSUs vest based on achievement of the following two performance metrics over the eight fiscal quarters ending on January 29, 2022, subject to continued employment through January 29, 2022: (i) Comparable Store Sales growth (50%), and (ii) percentage expansion of Adjusted Net Income (50%), in each case, based on Comparable Store Sales and Adjusted Net Income as reported. The number of shares, if any, deliverable upon settlement of the PSUs will equal 50% of target (for achievement of threshold performance levels), 100% of target (for achievement of target performance levels) and 200% of target (for achievement at or above maximum performance levels), with vesting between threshold, target and maximum performance levels determined based on linear interpolation. If the grantee remains employed through a “change in control” (as defined in the 2016 Equity Plan) that occurs prior to the end of the performance period, the number of performance share units that would have vested based on actual performance determined as of the date of such change in control or, if greater, based on target performance, will remain issued and outstanding and eligible to vest subject only to the grantee’s continued employment with the Company through January 29, 2022 or an earlier termination without cause or resignation for good reason that occurs within one year following consummation of the change in control. Forfeiture assumptions for the grants were estimated based on historical experience.

On September 12, 2019, we made a grant of restricted stock units covering, in the aggregate, 341,983 shares of our common stock to certain employees under the 2016 Equity Plan pursuant to the Company’s standard form of restricted stock unit notice of grant and award agreement. Non-cash stock-based compensation expense associated with the grant is approximately $2.1 million in the aggregate, which will be expensed over the requisite service period of four years. Forfeiture assumptions for the grants were estimated based on historical experience.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020 and references herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019. References herein to “third fiscal quarter 2020” and “third fiscal quarter 2019” relate to the thirteen weeks ended October 26, 2019 and October 27, 2018, respectively. References herein to “the nine months ended October 26, 2019” and “the nine months ended October 27, 2018” relate to the thirty-nine weeks ended October 26, 2019 and October 27, 2018, respectively.

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

As of October 26, 2019, our store base was comprised of 213 large format stores across 39 states, averaging approximately 105,000 square feet per store. Over the past five completed fiscal years we have opened 122 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

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

New store openings. We expect new stores will be a key driver of the growth in our sales and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As we continue to open new stores, the impact of competition among our stores within the same geographic region may impact the performance of our comparable store base. The performance of new stores may vary depending on various factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, the amount of store occupancy costs and the location of the new store, including whether it is located in a new or existing market. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. In addition, in response to the interest and excitement generated when we open a new store, the new stores generally experience higher net sales during the initial period of one to three months after which the new store’s net sales will begin to normalize as it reaches maturity within six months of opening, as further discussed below.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past six fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded distribution centers and enhanced information systems, including our warehouse management, POS, merchandise planning and inventory allocation systems, have enabled us to replicate our profitable store format and differentiated shopping experience. We have made investments relating to our second distribution center in Pennsylvania, which opened in the beginning of fiscal year 2020 and have incurred net operating costs in connection therewith during fiscal year 2020 that have impacted our operating margins. We expect to make additions and upgrades to these infrastructure investments in the future to continue to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Recently enacted and proposed tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. We believe the direct effect of the tariffs enacted in fiscal year 2019 did not have a material impact on our gross margin due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, we expect that the additional recent tariffs proposed or enacted, including the additional tariffs that took effect in May and September 2019 and further tariffs announced for December 2019, may have an impact on our gross profit while we employ similar actions to mitigate the costs associated with new tariffs.

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

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, including with respect to freight costs, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. We have faced and continue to face inflationary pressure on freight costs, which are being heightened by tariff-related shipment surges and port congestion. In response to increasing commodity prices, freight costs or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary. Additionally, we believe our second distribution center in Pennsylvania will reduce future freight costs as we sell through the inventory shipped through the facility.

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

Comparable store sales allow us to evaluate how our store base is performing by measuring the change in period-over-period net sales in stores that have been open for the applicable period. Various factors affect comparable store sales, including:

●	consumer preferences, buying trends and overall economic trends;

●	our ability to identify and respond effectively to customer preferences and trends;

●	our ability to provide an assortment of high quality and trend-right product offerings that generate new and repeat visits to our stores;

●	the customer experience we provide in our stores;

●	our ability to source and receive products accurately and timely;

●	changes in product pricing, including promotional activities;

●	the number of items purchased per store visit;

●	weather;

●	competition, including among our own stores within the same geographic region; and

●	timing and length of holiday shopping periods.

As we continue to execute our growth strategy, we anticipate that a portion of our net sales will come from stores not included in our comparable store sales calculation. However, comparable store sales are only one measure we use to assess the success of our growth strategy.

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

Adjusted EBITDA is defined as net (loss) income before net interest expense, loss from early extinguishment of debt, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, relocation and employee recruiting incentives, management fees and expenses, stock-based compensation expense, impairment of our trade name, impairment charges, gain on sale-leaseback, non-cash rent, initial public offering related non-cash stock-based compensation expense, non-cash stock-based compensation expense related to the nonqualified stock option to purchase 1,988,255 shares of our common stock at an exercise price per share of $38.35 (the “one-time CEO grant”) previously granted to Mr. Bird on June 12, 2018 and other adjustments. Periods prior to the adoption of ASC 842 have been recast to show the illustrative impact of the accounting standard, which is non-cash in nature. For a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net (loss) income, adjusted for impairment charges, gain on sale-leaseback, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises, non-cash stock-based compensation expense related to the one-time CEO grant and the deferred tax expense related to the cancellation thereof, costs associated with the resignation of our former Chief Financial Officer (the “CFO Transition”), costs associated with the restructuring of our merchandising department and other adjustments, which include costs related to the registration and sale of shares of our common stock on behalf of certain existing stockholders, and other transaction costs. Periods prior to the adoption of ASC 842 have been recast to show the illustrative impact of the accounting standard, which is non-cash in nature. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018

Statement of Operations Data:
Net sales	$318,734	$267,180	$967,319	$811,833
Cost of sales	233,321	181,189	693,457	543,221
Gross profit	85,413	85,991	273,862	268,612
Operating expenses
Selling, general and administrative expenses	74,809	65,342	228,454	232,398
Impairment charges	5,230	—	5,230	—
Depreciation and amortization	1,950	1,553	5,580	4,747
Total operating expenses	81,989	66,895	239,264	237,145
(Loss) gain on sale-leaseback	(1,438)	—	15,090	—
Operating income	1,986	19,096	49,688	31,467
Interest expense, net	8,496	6,992	24,500	19,450
(Loss) income before income taxes	(6,510)	12,104	25,188	12,017
Income tax provision (benefit)	8,137	1,014	15,570	(7,366)
Net (loss) income	$(14,647)	$11,090	$9,618	$19,383
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2%	67.8%	71.7%	66.9%
Gross profit	26.8%	32.2%	28.3%	33.1%
Operating expenses
Selling, general and administrative expenses	23.5%	24.5%	23.6%	28.6%
Impairment charges	1.6%	— %	0.5%	— %
Depreciation and amortization	0.6%	0.6%	0.6%	0.6%
Total operating expenses	25.7%	25.0%	24.7%	29.2%
(Loss) gain on sale-leaseback	(0.5)%	— %	1.6%	— %
Operating income	0.6%	7.1%	5.1%	3.9%
Interest expense, net	2.7%	2.6%	2.5%	2.4%
(Loss) income before income taxes	(2.0)%	4.5%	2.6%	1.5%
Income tax provision (benefit)	2.6%	0.4%	1.6%	(0.9)%
Net (loss) income	(4.6)%	4.2%	1.0%	2.4%
Operational Data:
Total stores at end of period	213	173	213	173
New stores opened	12	9	36	27
Comparable store sales	(2.0)%	5.2%	(1.1)%	2.9%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$64,825	$67,166	$208,305	$211,754
Store-level Adjusted EBITDA margin(2)	20.3%	25.1%	21.5%	26.1%
Adjusted EBITDA(2)	$32,915	$37,332	$113,813	$127,934
Adjusted EBITDA margin(2)	10.3%	14.0%	11.8%	15.8%
Adjusted Net Income(3)	$(299)	$9,458	$13,018	$48,285
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

(2)	The following table reconciles our net income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018

Net (loss) income, as reported	$(14,647)	$11,090	$9,618	$19,383
Interest expense, net	8,496	6,992	24,500	19,450
Income tax provision (benefit)	8,137	1,014	15,570	(7,366)
Depreciation and amortization(a)	17,570	14,852	51,401	40,783
EBITDA, as reported	19,556	33,948	101,089	72,250
Impairment charges(b)	5,230	—	5,230	—
Loss (gain) on sale-leaseback(c)	1,438	—	(15,090)	—
Consulting and other professional services(d)	235	1,270	2,535	5,182
Stock-based compensation expense(e)	2,046	1,595	5,531	4,311
Stock-based compensation related to special one-time IPO bonus grant(f)	—	—	—	2,521
Stock-based compensation related to one-time CEO grant(g)	—	—	—	41,475
Non-cash rent(h)	4,386	926	13,019	3,919
Other(i)	24	1,342	1,499	2,083
Adjusted EBITDA, as reported	32,915	39,081	113,813	131,741
Illustrative impact of ASC 842(j)	—	(1,749)	—	(3,807)
Adjusted EBITDA, as recast	32,915	37,332	113,813	127,934
Costs associated with new store openings(k)	6,740	4,411	21,339	13,030
Corporate overhead expenses(l)	25,170	24,350	73,153	68,666
Less illustrative impact of ASC 842(j)	—	1,749	—	3,807
Store-level Adjusted EBITDA, as reported	64,825	67,842	208,305	213,437
Illustrative impact of ASC 842(j)	—	(676)	—	(1,683)
Store-level Adjusted EBITDA, as recast	$64,825	$67,166	$208,305	$211,754

(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of operations.

(b)	Represents a non-cash impairment charge of $5.2 million that we recognized during the thirteen and thirty-nine weeks ended October 26, 2019, in connection with a strategic decision to close or relocate three stores.

(c)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the condensed consolidated statements of operations in accordance with ASC 842. During the thirteen and thirty-nine weeks ended October 26, 2019, we recognized an additional $2.5 million expense related to the sale-leaseback transaction entered into in the first fiscal quarter 2020.

(d)	Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders and other transaction costs.

(e)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors.
(f)	Non-cash stock-based compensation expense associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(g)	For the thirty-nine weeks ended October 27, 2018, we recognized non-cash stock-based compensation expense of $41.5 million associated with the one-time CEO grant, which was made during the second quarter of fiscal year 2019 and which we do not consider in our evaluation of our ongoing performance. On September 12, 2019, the one-time CEO grant was cancelled for no consideration. See Note 14 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements.

(h)	Consists of the non-cash portion of rent, which reflects the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset, for the thirteen and thirty-nine weeks ended October 27, 2018, by the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amount relating to the amortization of deferred gains on sale-leaseback transactions was $(2.3) million and $(6.4) million during the thirteen and thirty-nine weeks ended October 27, 2018, respectively. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for the thirty-nine weeks ended October 26, 2019, costs incurred of $1.4 million related to the restructuring of our merchandising department; and
●	for the thirteen and thirty-nine weeks ended October 27, 2018, a payroll tax expense related to the exercise of stock options of $0.2 million and $0.8 million, respectively, and costs incurred of $1.1 million related to the CFO Transition in the third fiscal quarter 2019.

(j)	Represents the necessary adjustments to reflect management’s estimates of the impact of the adoption of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

(k)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened 12 and nine new stores during the thirteen weeks ended October 26, 2019 and October 27, 2018, respectively, and 36 and 27 new stores during the thirty-nine weeks ended October 26, 2019 and October 27, 2018, respectively.

(l)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability or performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. We anticipate that we will continue to incur corporate overhead expenses in future periods.

(3)	The following table reconciles our net (loss) income to Adjusted Net (Loss) Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018

Net (loss) income, as reported	$(14,647)	$11,090	$9,618	$19,383
Adjustments:
Impairment charges(a)	5,230	—	5,230	—
Loss (gain) on sale-leaseback(b)	1,438	—	(15,090)	—
Stock-based compensation related to special one-time IPO bonus grant(c)	—	—	—	2,521
Payroll tax expense related to special one-time IPO bonus stock option exercises(d)	—	18	46	64
Stock-based compensation related to one-time CEO grant(e)	—	—	—	41,475
CFO Transition costs(f)	—	1,129	—	1,129
Merchandising department restructuring(g)	—	—	870	—
Other(h)	(115)	300	1,258	1,478
Tax impact of adjustments to net (loss) income(i)	(1,511)	(350)	1,793	(10,716)
Tax impact related to the cancellation of the one-time CEO grant(e)	9,306	—	9,306	—
Tax benefit related to special one-time IPO bonus stock option exercises(j)	—	(168)	(13)	(565)
Adjusted Net Income, as reported	(299)	12,019	13,018	54,769
Illustrative impact of ASC 842(k)	—	(2,561)	—	(6,484)
Adjusted Net Income, as recast	$(299)	$9,458	$13,018	$48,285
(a)	Represents a non-cash impairment charge of $5.2 million that we recognized during the thirteen and thirty-nine weeks ended October 26, 2019, in connection with a strategic decision to close or relocate three stores.

(b)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the condensed consolidated statements of operations in accordance with ASC 842. During the thirteen and thirty-nine weeks ended October 26, 2019, we recognized an additional $2.5 million expense related to the sale-leaseback transaction entered into in the first fiscal quarter 2020.

(c)	Non-cash stock-based compensation expense associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(d)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(e)	For the thirty-nine weeks ended October 27, 2018, we recognized non-cash stock-based compensation expense of $41.5 million associated with the one-time CEO grant, which was made during the second quarter of fiscal year 2019 and which we do not consider in our evaluation of our ongoing performance. The one-time CEO grant vested and was fully recognized in the second fiscal quarter 2019. The one-time CEO grant was cancelled for no consideration resulting in the recognition of $9.3 million of deferred tax expense during the thirteen and thirty-nine weeks ended October 26, 2019.

(f)	Represents costs incurred of $1.1 million related to the CFO Transition in the third fiscal quarter 2019.

(g)	Includes certain employee related costs incurred as part of restructuring our merchandising department.

(h)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders and other transaction costs.

(i)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net (loss) income, the adjusted effective tax rate for the thirteen and thirty-nine weeks ended October 26, 2019 was 795.3% and 25.6%, respectively. The adjusted effective tax rate for the thirteen and thirty-nine weeks ended October 27, 2018 was 11.3% and 6.7%, respectively.

(j)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

(k)	Represents the necessary adjustments to reflect management’s estimates of the impact of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

Thirteen Weeks Ended October 26, 2019 Compared to Thirteen Weeks Ended October 27, 2018

Net Sales

Net sales increased $51.5 million, or 19.3%, to $318.7 million for the thirteen weeks ended October 26, 2019 from $267.2 million for the thirteen weeks ended October 27, 2018. The increase was primarily driven by approximately $56.4 million of incremental revenue from the net addition of 40 new stores opened since October 27, 2018 as well as the addition of a number of stores that were opened prior to October 27, 2018 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The increase in net sales was partially offset by comparable store sales, which decreased $4.9 million or 2.0% during the thirteen weeks ended October 26, 2019, driven primarily by unfavorable customer response to tariff-related strategic price increases affecting certain products within our home furnishings assortment.

Cost of Sales

Cost of sales increased $52.1 million, or 28.8%, to $233.3 million for the thirteen weeks ended October 26, 2019 from $181.2 million for the thirteen weeks ended October 27, 2018. This increase was primarily driven by the 19.3% increase in net sales for the thirteen weeks ended October 26, 2019 compared to the thirteen weeks ended October 27, 2018, which resulted in a $30.7 million increase in merchandise costs. In addition, during the thirteen weeks ended October 26, 2019, we recognized a $14.9 million increase in store occupancy costs and a $2.3 million increase in depreciation and amortization, in each case as a result of new store openings and sale-leaseback transactions since October 27, 2018 and the adoption of ASC 842.

Gross Profit and Gross Margin

Gross profit was $85.4 million for the thirteen weeks ended October 26, 2019, a decrease of $0.6 million from $86.0 million for the thirteen weeks ended October 27, 2018. The decrease in gross profit was driven by unfavorability in product profit primarily related to increased markdowns during the thirteen weeks ended October 26, 2019, the 2.0% decrease in comparable store sales, increased occupancy costs, the impact of the adoption of ASC 842 and costs associated with operating our second distribution center, which was partially offset by increased sales volume from the net addition of 40 new stores opened since October 27, 2018. Gross margin decreased 540 basis points to 26.8% of net sales for the thirteen weeks ended October 26, 2019 from 32.2% of net sales for the thirteen weeks ended October 27, 2018. The decrease was primarily driven by a decrease in product profit related to increased markdowns during the thirteen weeks ended October 26, 2019, increased occupancy costs, the adoption of ASC 842 and costs associated with operating our second distribution center. We expect pressure on gross profit to continue into the fourth fiscal quarter 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $74.8 million for the thirteen weeks ended October 26, 2019 compared to $65.3 million for the thirteen weeks ended October 27, 2018, an increase of $9.5 million or 14.5%. As a percentage of sales, SG&A decreased 100 basis points for the thirteen weeks ended October 26, 2019 to 23.5% from 24.5% for the thirteen weeks ended October 27, 2018, primarily due to a decrease in incentive compensation. This decrease was partially offset by an increase in expenses related to the timing of store initiatives and pre-opening expenses due to new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842.

Selling, general and administrative expenses include expenses related to store operations, which increased by $8.8 million, primarily driven by additional headcount for our new stores and an increase in pre-opening expenses due to the timing of new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842. Selling, general and administrative expenses also include corporate overhead expenses, which decreased by $1.4 million, primarily as a result of a decrease in incentive compensation.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $9.8 million for the thirteen weeks ended October 26, 2019 compared to $7.7 million for the thirteen weeks ended October 27, 2018, an increase of $2.1 million or 28.1%. The increase was driven by our efforts to increase traffic and build brand awareness.

Impairment Charges

During the thirteen weeks ended October 26, 2019, we made a strategic decision to close or relocate three stores. As a result, we recognized a non-cash impairment charge of $5.2 million in connection with these properties. No impairment charges were incurred during the thirteen weeks ended October 27, 2018.

Interest Expense, Net

Interest expense, net increased to $8.5 million for the thirteen weeks ended October 26, 2019 from $7.0 million for the thirteen weeks ended October 27, 2018, an increase of $1.5 million. The increase in interest expense is primarily due to increased borrowings under our ABL Facility and Term Loan to support our growth strategies partially offset by decreases in the average interest rates applicable to our variable rate debt during the period. The effective interest rate for the ABL Facility was approximately 4.00% and 4.10% during the thirteen weeks ended October 26, 2019 and October 27, 2018, respectively.

Income Tax Provision

Income tax expense was $8.1 million for the thirteen weeks ended October 26, 2019 compared to income tax expense of $1.0 million for the thirteen weeks ended October 27, 2018. The effective tax rate for the thirteen weeks ended October 26, 2019 was (125.0)% compared to 8.4% for the thirteen weeks ended October 27, 2018. The effective tax rate for the thirteen weeks ended October 26, 2019 differs from the federal statutory rate primarily due to the recognition of $9.7 million of net tax deficiencies related to stock-based compensation, due in large part to the recognition of $9.3 million of deferred tax expense related to the cancellation of the one-time CEO grant previously granted to Mr. Bird on June 12, 2018 and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended October 27, 2018 differs from the federal statutory rate primarily due to the recognition of $1.4 million of excess tax benefit realized related to stock option exercises and the impact of state and local income taxes.

Thirty-nine Weeks Ended October 26, 2019 Compared to Thirty-nine Weeks Ended October 27, 2018

Net Sales

Net sales increased $155.5 million, or 19.2%, to $967.3 million for the thirty-nine weeks ended October 26, 2019 from $811.8 million for the thirty-nine weeks ended October 27, 2018. The increase was primarily driven by approximately $163.2 million of incremental revenue from the net addition of 40 new stores opened since October 27, 2018 as well as the addition of a number of stores that were opened prior to October 27, 2018 but had not yet been open for 15 months and, as a result, were not included in the comparable store base. The increase in net sales was partially offset by comparable store sales, which decreased $7.7 million or 1.1% during the thirty-nine weeks ended October 26, 2019, driven primarily by adverse weather conditions and, to a lesser extent, unfavorable customer response to tariff-related strategic price increases affecting certain products within our home furnishings assortment.

Cost of Sales

Cost of sales increased $150.3 million, or 27.7%, to $693.5 million for the thirty-nine weeks ended October 26, 2019 from $543.2 million for the thirty-nine weeks ended October 27, 2018. This increase was primarily driven by the 19.2% increase in net sales for the thirty-nine weeks ended October 26, 2019 compared to the thirty-nine weeks ended October 27, 2018, which resulted in a $83.4 million increase in merchandise costs. In addition, during the thirty-nine weeks ended October 26, 2019, we recognized a $40.0 million increase in store occupancy costs and a $9.8 million increase in depreciation and amortization, in each case as a result of new store openings and sale-leaseback transactions since October 27, 2018 and the adoption of ASC 842.

Gross Profit and Gross Margin

Gross profit was $273.9 million for the thirty-nine weeks ended October 26, 2019, an increase of $5.3 million from $268.6 million for the thirty-nine weeks ended October 27, 2018. The increase in gross profit was primarily driven by increased sales volume from the net addition of 40 new stores opened since October 27, 2018, partially offset by unfavorability in product profit primarily related to increased markdowns during the thirty-nine weeks ended October 26, 2019, the 1.1% decrease in comparable store sales, increased occupancy costs, the impact of the adoption of ASC 842 and costs associated with opening and operating our second distribution center. Gross margin decreased 480 basis points to 28.3% of net sales for the thirty-nine weeks ended October 26, 2019 from 33.1% of net sales for the thirty-nine weeks ended October 27, 2018. The decrease was primarily driven by a decrease in product profit related to increased markdowns during the thirty-nine weeks ended October 26, 2019, increased occupancy costs, the adoption of ASC 842 and costs associated with opening and operating our second distribution center. We expect pressure on gross profit to continue into the fourth fiscal quarter 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $228.5 million for the thirty-nine weeks ended October 26, 2019 compared to $232.4 million for the thirty-nine weeks ended October 27, 2018, a decrease of $3.9 million or 1.7%. As a percentage of sales, SG&A decreased 500 basis points for the thirty-nine weeks ended October 26, 2019 to 23.6% from 28.6% for the thirty-nine weeks ended October 27, 2018, primarily due to the nonrecurrence of (i) the prior fiscal year stock-based compensation expense of $41.5 million associated with the one-time CEO grant and (ii) stock-based compensation expenses associated with the IPO grant and a decrease in incentive compensation. This decrease was partially offset by an increase in pre-opening expenses due to new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842.

Selling, general and administrative expenses include corporate overhead expenses, which decreased by $41.5 million, primarily as a result of the nonrecurrence of (i) the $41.5 million one-time CEO grant and (ii) stock-based compensation expenses associated with the IPO grant and a decrease in incentive compensation. This decrease was partially offset by increased payroll expenses to support our growth strategies. Selling, general and administrative expenses also include expenses related to store operations, which increased by $30.5 million, primarily driven by additional headcount for our new stores, incremental store labor hours and an increase in pre-opening expenses due to the timing of new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $32.8 million for the thirty-nine weeks ended October 26, 2019 compared to $25.7 million for the thirty-nine weeks ended October 27, 2018, an increase of $7.1 million or 27.5%. The increase was driven by our efforts to increase traffic and build brand awareness.

Impairment Charges

During the thirty-nine weeks ended October 26, 2019, we made a strategic decision to close or relocate three stores. As a result, we recognized a non-cash impairment charge of $5.2 million in connection with these properties. No impairment charges were incurred during the thirty-nine weeks ended October 27, 2018.

Interest Expense, Net

Interest expense, net increased to $24.5 million for the thirty-nine weeks ended October 26, 2019 from $19.5 million for the thirty-nine weeks ended October 27, 2018, an increase of $5.0 million. The increase in interest expense is primarily due to increased borrowings under our ABL Facility and Term Loan to support our growth strategies in addition to increases in the average interest rates applicable to our variable rate debt during the period. The effective interest rate for the ABL Facility was approximately 4.10% and 3.80% during the thirty-nine weeks ended October 26, 2019 and October 27, 2018, respectively.

Income Tax Provision

Income tax expense was $15.6 million for the thirty-nine weeks ended October 26, 2019 compared to income tax benefit of $7.4 million for the thirty-nine weeks ended October 27, 2018. The effective tax rate for the thirty-nine weeks ended October 26, 2019 was 61.8% compared to (61.3)% for the thirty-nine weeks ended October 27, 2018. The effective tax rate for the thirty-nine weeks ended October 26, 2019 differs from the federal statutory rate primarily due to the recognition of $9.8 million of net tax deficiencies related to stock-based compensation, due in large part to the recognition of $9.3 million of deferred tax expense related to the cancellation of the one-time CEO grant previously granted to Mr. Bird on June 12, 2018 and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for the thirty-nine weeks ended October 27, 2018 differs from the federal statutory rate primarily due to the recognition of $9.8 million of excess tax benefit realized in connection with stock option exercises and, to a lesser extent, the impact of state and local income taxes.

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

As of October 26, 2019, we had $14.1 million of cash and cash equivalents and $125.9 million in borrowing availability under our ABL Facility. At that date, there were $0.1 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities. The interest rate on the Term Loan Facilities is variable; based on the London Interbank Offered Rate (“LIBOR”) in effect at October 26, 2019, our obligations under the Term Loan Facilities bore interest at a rate of 5.8%. The Term Loan is repayable in equal quarterly installments of approximately $0.9 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 26, 2019 were approximately $209.1 million, inclusive of $13.0 million invested in the second distribution center and net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $148.4 million. We estimate that our capital expenditures for the fiscal year ending January 25, 2020 will be in the range of $115.0 million to $125.0 million, net of proceeds from sale-leaseback transactions of $125.0 million. We also plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2019, we opened 31 new stores, net of two relocated stores and one store closure. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility. We expect fiscal year 2020 net capital expenditures to be primarily financed in the same manner.

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

In September 2019, we sold four of our properties in Tempe, Arizona; Avon, Indiana; Mount Juliet, Tennessee; and Cypress, Texas for a total of $50.5 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.7 million, subject to annual escalations.

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

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for the Term Loan in an aggregate principal amount of $350.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen and thirty-nine weeks ended October 26, 2019. The Term Loan is prepayable, in whole or in part, without premium at our option.

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

As of October 26, 2019, approximately $336.9 million was outstanding under the Term Loan. The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of October 26, 2019 and October 27, 2018, we were in compliance with all covenants prescribed under the Term Loan.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Credit Agreement from time to time. In June 2019, in connection with the ABL Credit Agreement, we entered into a letter agreement with certain of the Lenders party to the ABL Credit Agreement (the “Commitment Increase Letter Agreement”) pursuant to which such Lenders agreed to increase their respective commitments by $75.0 million in the aggregate, with effect from June 14, 2019 (the “ABL Commitment Increase”). Following the ABL Commitment Increase, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million. The other terms of the ABL Facility were not changed by the Commitment Increase Letter Agreement. After giving effect to such amendments and the ABL Commitment Increase, as of October 26, 2019, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended).

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 4.00% and 4.10% during the thirteen weeks ended October 26, 2019 and October 27, 2018, respectively, and approximately 4.10% and 3.80% during the thirty-nine weeks ended October 26, 2019 and October 27, 2018, respectively.

As of October 26, 2019, approximately $299.0 million was outstanding under the ABL Facility, approximately $0.1 million in face amount of letters of credit had been issued and we had availability of approximately $125.9 million.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of October 26, 2019 and October 27, 2018, we were in compliance with all covenants under the ABL Facility.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirty-nine Weeks Ended
	October 26, 2019	October 27, 2018

Net Cash Provided by Operating Activities	$7,821	$30,707
Net Cash Used in Investing Activities	(97,274)	(121,617)
Net Cash Provided by Financing Activities	90,094	97,795
Increase in Cash, Cash Equivalents and Restricted Cash	641	6,885

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $7.8 million for the thirty-nine weeks ended October 26, 2019 compared to net cash provided by operating activities of $30.7 million for the thirty-nine weeks ended October 27, 2018. The $22.9 million decrease in cash provided by operating activities was primarily due to a change in the timing of payments relating to inventory and other operating activities of approximately $7.7 million, an increase of $7.6 million in cash paid for income taxes and an increase of $5.8 million in cash paid for interest.

Net Cash Used in Investing Activities

Net cash used in investing activities was $97.3 million for the thirty-nine weeks ended October 26, 2019 compared to $121.6 million for the thirty-nine weeks ended October 27, 2018. The $24.3 million decrease in cash used in investing activities was driven by a decrease in net capital expenditures. Capital expenditures of $211.1 million for the thirty-nine weeks ended October 26, 2019 consisted of $193.1 million invested in new store growth and approximately $4.2 million invested in the second distribution center with the remaining $13.8 million primarily related to investments in information technology initiatives and existing stores. Capital expenditures of $270.1 million for the thirty-nine weeks ended October 27, 2018 consisted of $238.8 million invested in new store growth with the remaining $31.3 million primarily related to investments in information technology initiatives, existing stores and the second distribution center.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $90.1 million for the thirty-nine weeks ended October 26, 2019 compared to $97.8 million for the thirty-nine weeks ended October 27, 2018, a decrease of $7.7 million primarily due to a $15.3 million decrease in proceeds from the exercise of stock options and a $1.3 million decrease in net borrowings under our ABL Facility, which was partially offset by a $9.6 million increase in proceeds from financing obligations.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is included in Note 1 to the annual consolidated financial statements included in the Annual Report and have not changed other than as noted below. See also “Note 1 – Summary of Significant Accounting Policies”, “Note 4 – Goodwill”, “Note 5 – Impairment of Long-Lived and Indefinite-Lived Assets”, “Note 10 – Revenue Recognition” and “Note 12 – Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

During the thirteen weeks ended October 26, 2019, because we experienced a decline in operating performance and uncertainty regarding the impact of tariffs on our margins, coupled with a decision to reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $569.7 million implied fair value of goodwill on our balance sheet at the time of testing. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations. A 10% decrease in our projected net cash flows would have resulted in an impairment charge of approximately $30 million; while a 100 basis point increase in the discount rate would have resulted in an impairment charge of approximately $25 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of October 26, 2019, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $6.4 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Foreign Currency Risk

We purchase approximately 70% of our merchandise from suppliers in foreign countries, however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 26, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019 as filed with the SEC on March 27, 2019 which is accessible on the SEC’s website at www.sec.gov, except that such risk factors are supplemented as of the date of this report by the addition of the following risk factor:

We may be required to record goodwill and other impairment charges, which could have a material adverse non-cash impact on our results of operations.

Goodwill as of October 26, 2019 totaled $569.7 million. We are required to evaluate goodwill for impairment at least annually or more frequently when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Our regular annual goodwill impairment testing is performed during the fourth quarter of the fiscal year, with effect from the beginning of the fourth quarter. The impairment test requires numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures. In addition, changes in our market capitalization may impact certain assumptions in any impairment test. If our actual financial results in the future are below our projections or if our stock price experiences a sustained decline, we may be required to record significant impairment charges associated with our goodwill and intangible assets, which would negatively impact our results of operations.

In addition, we periodically evaluate certain long-lived assets for impairment. During the thirteen weeks ended October 26, 2019, we made a strategic decision to close or relocate three stores. As a result, we recognized a non-cash impairment charge of $5.2 million in connection with these properties. There can be no assurance that we will not incur similar non-cash charges in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
†10.1

At Home Group Inc. Nonqualified Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2019 (File No. 001-37849)).

†10.2

At Home Group Inc. Notice of Grant and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 24, 2019 (File No. 001-37849)).

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

AT HOME GROUP INC.

December 5, 2019	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

December 5, 2019	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)