Form 10-K
period 2020-01-25
At Home Group Inc.
filed 2020-05-19
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 27, 2019, based upon the closing price of the Registrant's common stock as reported on the New York Stock Exchange on July 26, 2019, was $325,478,429.

There were 64,185,751 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 15, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 25, 2020.

AT HOME GROUP INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “should”, or “vision”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, our expected new store openings, our real estate strategy, growth targets and potential growth opportunities and future capital expenditures, estimates of expenses we may incur in connection with equity incentive awards to management, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements. Furthermore, statements contained in this document relating to the recent global pandemic of the novel coronavirus disease (“COVID-19”), the impact of which remains inherently uncertain on our financial results, are forward-looking statements.

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

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement, in particular taking note of uncertainties arising in respect of the rapidly evolving COVID-19 pandemic which, except where specifically described, are not reflected in the information presented herein. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of filing this report.

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

As of January 25, 2020, our store base was comprised of 212 stores across 39 states, averaging approximately 105,000 square feet per store. We utilize a flexible and disciplined real estate strategy that allows us to successfully open and operate stores from 75,000 to 165,000 square feet across a wide range of formats and markets. All of our stores that were open as of the beginning of fiscal year 2020 except one are profitable, and stores that have been open for more than a year average approximately $6 million in net sales. We believe our two distribution centers in Plano, Texas and Carlisle, Pennsylvania collectively should be able to support more than 350 stores. In addition, based on our internal analysis and research conducted for us by Buxton Company, a leading real estate analytics firm (referred to herein as “Buxton”), we believe that we have the potential to expand to at least 600 stores in the United States over the long term although we do not currently have an anticipated timeframe to reach this potential.

At Home (formerly known as Garden Ridge) was founded in 1979 in Garden Ridge, Texas, a suburb of San Antonio. We quickly gained a loyal following in our Texas home market and expanded thereafter. Throughout our history, we have cultivated a passionate customer base that shops our stores for the unique, wide assortment of products offered at value price points. After our Company was acquired in 2011 by an investment group led by certain affiliates of AEA Investors LP (collectively, “AEA”) and Starr Investment Holdings, LLC (“Starr Investments”), we began a series of strategic investments in the business.

Following the completion of several secondary equity offerings of shares of our common stock, as of January 25, 2020, AEA held approximately 16.4% of our outstanding common stock and Starr Investments held approximately 6.7% of our outstanding common stock.

We have developed a highly efficient operating model that seeks to drive growth and profitability while minimizing operating risk. Our merchandising, sourcing and pricing strategies generate strong and consistent performance across our product offering and throughout the entire year. Through specialized in-store merchandising and visual navigation elements, we enable a self-service model that minimizes in-store staffing needs and allows us to deliver exceptional value to our customers.

We believe that our differentiated home décor concept, flexible real estate strategy and highly efficient operating model create competitive advantages that have driven our financial success.

Our Growth Strategies

We expect to drive strong sales growth and leading profitability by pursuing the following strategies:

Expand Our Store Base

We believe there is a significant whitespace opportunity to expand in both existing and new markets in the United States. Over the long term, we believe we have the potential to expand to at least 600 stores in the United States based on our internal analysis and research conducted by Buxton. During fiscal year 2020, we opened 32 new stores, net of three relocations and one store closure. During fiscal year 2021, we have opened seven new stores to date, but, due to the COVID-19 pandemic, we have temporarily suspended additional new store openings. We will continue to evaluate our future store opening plans and continue to believe we could grow our store base at a rate of approximately 10% in future years. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long-term potential. We believe our two distribution centers in Plano, Texas and Carlisle, Pennsylvania, collectively should be able to support more than 350 stores.

We have used our site selection model to score over 20,000 big box retail locations throughout the United States, which positions us to be able to act quickly as locations become available, and we have developed detailed market maps for each U.S. market that guide our deliberate expansion strategy. We have opened stores in a mix of existing and new markets. New stores in existing markets have increased our total market share due to higher brand awareness. We believe there is still opportunity to continue adding locations in even our most established markets. In addition, we anticipate a limited number of relocations periodically as we evaluate our position in the market upon the impending expiration of lease terms. We have demonstrated our ability to open stores successfully in a diverse range of new markets across the country. Our portable concept has delivered consistent store economics across all markets, from smaller, less dense locations to larger, more heavily populated metropolitan areas.

Our new store model combines high average unit volumes and high margins with low net capital investment and occupancy costs, resulting in cash flow generation early in the life of a store. Our stores typically mature within six months of opening. On average, over the past three fiscal years, our new store sites which are leased or purchased require approximately $4 million to $5 million of net investment and our new build stores require approximately $2 million to $3 million of net investment (net of sale leaseback proceeds). In previous fiscal years, we have delivered an average payback period of approximately two and a half years for our new leased and purchased stores and less than one and a half years for our new build stores. For fiscal years 2020, 2019 and 2018, 83%, 74% and 75% of our new stores, respectively, have been leased at the time of opening.

Drive Comparable Store Sales

We will seek to drive demand and customer spend by providing a targeted, exciting product selection and a differentiated shopping experience, including the following specific strategic initiatives:

●	Grow the At Home brand through marketing and advertising as well as community engagements that target the home décor enthusiast to drive increased traffic to our stores;

●	Continuously introduce new and on-trend products to appeal to a wide range of customers and improve the mix of our product assortment;

●	Enhance inventory planning and allocation capabilities to get the right products in the right store at the right time;

●	Enhance direct sourcing of our products in order to provide everyday low prices and give value back to consumers;

●	Leverage private label and co-branded consumer credit card program to reward customers for continued loyalty while also providing promotional financing offers on qualifying purchases;

●	Expand Insider Perks loyalty program for frequent shoppers to provide customers with offers, rewards and other benefits and utilize data regarding our customers' preferences and spending patterns; and

●	Continue to strengthen our visual merchandising such as vignettes, end caps and feature tables to inspire our customers and generate in-store demand.

Build the At Home Brand and Create Awareness

During fiscal year 2015, we launched the At Home brand, which we believe better communicates our positioning as the leading home décor superstore. Additionally, we re-established a marketing function and reinstated marketing spend to highlight our new brand, broad product offering and compelling value proposition. Given the relative newness and limited awareness of the At Home brand in certain markets, we believe there is still a significant opportunity to grow our brand and build awareness in both existing and new markets.

To address this opportunity, we have increased our marketing spend in recent years to improve our brand awareness and to drive traffic to our website and to our stores. We increased spend from nearly zero in fiscal year 2013 to approximately 2.7% of net sales in fiscal year 2018, approximately 3.1% of net sales in fiscal year 2019 and approximately 3.3% of net sales in fiscal year 2020. We intend to continue to allocate marketing spend to both traditional and digital media to increase awareness of our differentiated value proposition among specialty home décor retail and to drive both new and existing customers to our stores. However, in response to the COVID-19 pandemic, we have significantly curtailed our advertising spend, consulting projects and non-essential operating expenses.

Continue Enhancing Shopping Experience through Digital Initiatives

Through our customer research, we have learned that while many home décor shoppers prefer to browse online for ideas, inspiration and general product information, they prefer to complete their home décor purchases in person. Through our email database, our text program and our website, we are able to share new product launches, highlight key categories and provide our customers with décor ideas and inspiration. In addition, we launched our Insider Perks program in the second half of fiscal year 2018, which has 6.5 million members as of January 25, 2020. Our Insider Perks program members have exclusive access to an annual birthday offer, receiptless returns, advanced notice of new merchandise and clearance events as well as compelling content from home décor influencers.

In fiscal year 2020, we continued to make enhancements to our website, such as rolling out local in-stock availability across the fleet. We also piloted the first stages of a Buy Online Pick-Up In-Store (“BOPIS”) initiative during the fourth fiscal quarter by offering a reserve online capability in select markets and substantially increased our BOPIS capabilities in the first quarter of fiscal year 2021 in response to the COVID-19 pandemic. Currently, more than 200 stores, or over 90% of our store base, have BOPIS capabilities.

Our Industry

We compete in the large, growing and highly fragmented home furnishings and décor market.

Unlike other big box retail categories (e.g., office supplies, home improvement and electronics) where the top retailers hold a significant share of the overall market, the top three retailers in the home décor and furnishings category make up less than 25% of the market share. We believe we are uniquely positioned in the market, focused on providing the broadest assortment of home décor products at value price points. In addition, the size of our stores enables us to carry a broad offering of fully assembled, larger merchandise, unlike many of our competitors, who are space constrained from providing a similar offering. We believe our focus on a broad assortment at value price points also positions us well within a fragmented market while also supporting our customer’s passion about, and love for, decorating her home.

The home furnishings and décor market includes a diverse set of categories and retail formats. However, we believe that we do not have a direct competitor, as no brick and mortar retailer matches our size, scale or scope of the product assortment that we offer at everyday low prices. While we have no direct competitor, certain products that we offer do compete with offerings by companies in the following segments:

●	Specialty Home Décor / Organization and Furniture retailers (e.g., Bed Bath & Beyond, The Container Store, Ethan Allen, Havertys, Home Goods, Pier 1 Imports and Williams-Sonoma) have stores that are typically smaller (approximately 10,000 to 35,000 square feet on average) and we believe their home décor product offering is much narrower than ours and often is priced at a substantial premium.

●	Mass / Club retailers (e.g., Costco, Target and Wal-Mart Stores) only dedicate a small portion of their selling spaces to home décor products and focus on the most popular SKUs.

●	Arts / Craft / Hobby retailers (e.g., Hobby Lobby, Jo-Ann Stores and Michaels Stores) target customers who prefer to create the product themselves, whereas our customer prefers finished products.

●	Discount retailers (e.g., Big Lots, Burlington and Tuesday Morning) have a home décor product offering that is typically limited, offered at deep discounts and often dependent on their ability to purchase close-out or liquidated merchandise from manufacturers.

●	Home Improvement retailers (e.g., Home Depot and Lowe’s) have a product offering that is primarily focused on home improvement and repair items, although we do compete with them in seasonal and outdoor products.

●	Online home décor retailers (e.g., Wayfair) offer a broad selection of products in home furnishings and décor that is typically weighted toward more expensive items. Conversely, we focus primarily on the attractive decorative accents and accessories portion of the market, generating an average basket of approximately $70, where we can employ our efficient operating model to generate attractive economics. Other online retailers (e.g., Amazon) may offer home décor products, but we believe we are able to offer a comparable breadth of product assortment and frequently lower prices. According to a study performed by Cooper Roberts Research in fiscal year 2020, approximately two-thirds of home décor purchases are still made in stores. Additionally, home décor shoppers look for selection, value, quality and uniqueness when deciding where to shop for home décor, all of which are key to our value proposition. However, the COVID-19 pandemic has created uncertainty in the market, and home décor shopper preferences may evolve in the future.

Our Merchandise

We have the largest assortment of home décor products among all big box retailers. With four main design lifestyles, from traditional to global and from farmhouse to modern, we cover the full spectrum of home décor styles and we believe we have something for everyone. We are advantageously situated as a value player in the home décor market, with an average price point of less than $15 and typical customer spend of approximately $70 per visit.

Our merchant organization is focused on finding or creating products that meet our customers’ aesthetic requirements at attractive price points. A core goal of our buyers is to ensure we deliver our targeted selling margins across our entire product portfolio and, as a result, we enjoy product margins that are consistent across our product offering.

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

We employ an everyday low pricing strategy that offers our customers the best possible pricing without the need for consistent discounts or promotions. When customers view our prices, they can be confident in the value they receive and do not need to wait for sales or coupons to make purchasing decisions. We believe this results in continued traffic to our stores. Over 80% of our net sales occur at full price, with the balance attributable to selective markdowns used to clear slow-moving inventory or post-dated seasonal product. For the limited set of products that are directly comparable to products offered by other retailers, we seek to offer prices below our specialty competitors and at or below our mass retail competitors. We allow for merchandise to be returned within 60 days from the purchase date.

Our merchant team consists of approximately 120 people and includes a Chief Merchandising Officer, divisional merchandising managers, buyers, merchandising support staff, a merchandising operations team, an inventory planning and allocation team, product development and trend team and a direct sourcing team. Our inventory planners work with our buyers to ensure that the appropriate level of inventory for each product is stocked across our store base. We purchase our inventory through a centralized system that buys for the entire chain versus individual stores. We believe this strategy allows us to take advantage of volume discounts and improves controls over inventory and product mix to ensure that we are disciplined about the level of inventory we carry.

Product Mix

Home furnishings, which generally consists of accent furniture, furniture, mirrors, patio cushions, rugs and wall art, comprised approximately 43%, 44% and 45% of total net sales for fiscal years 2020, 2019 and 2018, respectively. In addition, accent décor, which generally consists of artificial flowers and trees, bath, bedding, candles, garden and outdoor décor, holiday accessories, home organization, pillows, pottery, vases and window treatments, comprised approximately 53%, 52% and 51% of total net sales for fiscal years 2020, 2019 and 2018, respectively. Our superstore format and unique approach to merchandising result in our ability to offer multiple styles, colors and design elements most other retailers are unable to carry.

Sourcing

We believe our sourcing model provides us with significant flexibility to control our product costs. We work very closely with over 500 vendors to value engineer products at price points that deliver excellent value to our customers. In fiscal year 2020, approximately 35% of our merchandise was purchased from domestic vendors and 65% was purchased from foreign vendors in countries such as China, Vietnam, India, Turkey and Hong Kong. In addition, many of our domestic vendors purchase a portion of their products from foreign sources. Lead times vary depending on the product, ranging from one week to nine months. In fiscal year 2018, we established a direct sourcing function to allow us to continue to increase our direct purchases from overseas factories, rather than purchasing through domestic agents or trading companies. We believe this represents an opportunity to increase our access to unique and quality products while reducing our product costs.

We seek to build long-term relationships with our vendor partners, who can provide support for our various marketing and in-store merchandising initiatives. However, we believe we are not dependent on any one vendor and have no long-term purchase commitments or arrangements. For many of our vendors, we are their fastest growing and, sometimes, largest account, which promotes collaboration between our companies. In fiscal year 2020, our top ten vendors accounted for approximately 20% of total purchases, with our largest vendor representing less than 5%. We believe our vendor partner relationships will continue to support our business growth.

Our manufacturing and transportation supply chains may be subject to the impact of global pandemics, such as COVID-19. We may be impacted by factory closures, port closures and the inability of our vendors to produce and ship products. In addition, our supply chain may be subject to financial risks as raw material producers and manufacturers experience financial hardships, closures or the inability to attract a labor force. While production of certain of our product categories is concentrated in localized regions that are subject to the COVID-19 pandemic, our broader production base is diversified across regions with opportunities to make strategic shifts as business conditions allow.

Our Stores

We currently operate 212 stores in 39 states across the United States. A summary of our store locations by state as of January 25, 2020 is included in “Item 2. Properties”.

Store Layout

Our stores vary in size between 75,000 and 165,000 square feet with an average of approximately 105,000 square feet. Our locations have a similar store layout that is specifically designed to engage our customers. We design our stores as shoppable warehouses with wide aisles, an interior race track and clear signage that enable customers to easily navigate the store. We also have store maps available at the entrances and on shopping carts for our customer to use while she shops. Throughout our stores, we merchandise products logically by color, design and size in order to appeal to our core shopper’s buying preferences and use feature tables and end caps to create continuous visual interest and to highlight value. Additionally, we utilize product vignettes that offer design inspiration and coordinated product ideas to our customers. Our large store format allows us to maintain high in-stock positions and sell larger-sized and fully assembled products. To make her shopping experience easier and support our efficient operating model, we install fixture shelves lower to the ground so that products are easily reachable and require minimal staff assistance. We also utilize special fixtures for our products such as wall art, mirrors and rugs to allow easy viewing, improved shopability and minimized product damage. We have a centralized checkout lane with multiple registers that makes the checkout process simple and efficient.

In fiscal year 2020, we piloted the first stages of our BOPIS initiative during the fourth fiscal quarter by offering a reserve online capability in select markets. We have since expedited the expansion of BOPIS capabilities in response to the COVID-19 pandemic to more than 200 stores, or over 90% of our store base. We also launched a curbside pickup option.

Additionally, in the first quarter of fiscal year 2021, to further our omnichannel capabilities and provide our customers with more ways to shop, we expanded our partnership with PICKUP, a last-mile logistics service, in 125 of our stores, subject to state and local mandates. Through that partnership, At Home now also provides customers the option of contactless local home delivery starting at $10 within a 30 mile radius of participating stores. Deliveries typically occur same-day, but next-day service is also available. PICKUP has experience in several markets with many major retailers. Nonetheless, deliveries from our stores follow completion of the sales transaction with our customer, thus minimizing exposure we might have in connection with the delivery.

Store Operations

We centralize major decisions relating to merchandising, inventory and pricing in order to allow our in-store team to focus on creating a clean and organized shopping environment. Our stores are typically led by a store director, a store manager and have a general staff averaging 25 employees. Store employees are broadly split into two functional groups, customer service and operations, thereby allowing us to maximize efficiencies while aligning employees to the function that best suits their skills. Our proprietary labor model optimizes staffing levels based on hourly sales and traffic volumes. Additionally, employees utilize downtime to stock shelves and displays with new inventory. This model provides us with the flexibility to meet various seasonal demands while enabling consistent labor margins throughout the year. Our stores are managed company-wide by our Director of Stores, two regional managers and twenty district managers.

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

Real Estate Strategy

Expansion Opportunities

Our retail concept has been successful across a number of geographic markets spanning populations of approximately 150,000 to over five million people. Our new stores that have been opened over the past five completed fiscal years have delivered first year annualized sales of approximately $6.2 million for new store sites which are leased or purchased and approximately $8.0 million for new build stores across both existing and new markets. Over the past five fiscal years, we have successfully opened 142 new stores in a mix of existing and new markets. Our recent store growth is summarized in the following table:

	Fiscal Year Ended
	January 30, 2016	January 28, 2017	January 27, 2018	January 26, 2019	January 25, 2020
Beginning of period	81	100	123	149	180
Openings	20	24	28	34	36
Relocations	—	(1)	(2)	(2)	(3)
Closures	(1)	—	—	(1)	(1)
Total stores at end of period	100	123	149	180	212

During fiscal year 2020, we opened 32 new stores, net of three relocated stores and one store closure. Based on our internal analysis and research conducted for us by Buxton, we believe that we have the potential to expand to at least 600 stores in the United States over the long term, or approximately three times our footprint of 212 stores as of January 25, 2020. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach this potential. We believe our distribution centers collectively should be able to support more than 350 stores. We expect to continue to be disciplined in our approach to opening new stores, focusing on expanding our presence in existing markets while minimizing the risk of competition between new and existing stores as well as entering adjacent geographies. We also plan to act on compelling opportunities we identify in new markets.

Our store growth has historically been supported by new store economics that we believe are compelling. Over the past three fiscal years, our new stores have generated an average of $6.7 million of net sales within the first full year of operations and reached maturity within the first six months. On average, over the past three fiscal years, our new store sites which are leased or purchased require approximately $4 million to $5 million of net investment and our new build stores require approximately $2 million to $3 million of net investment (net of sale leaseback proceeds). We have delivered an average payback period of approximately two and a half years for our new leased and purchased stores and less than one and a half years for our new build stores.

Site Selection and Availability

We have developed a highly analytical approach to real estate site selection with a stringent new store approval process. Our dedicated real estate team spends considerable time evaluating prospective sites before submitting a comprehensive approval package to our real estate committee, comprised of our Chief Executive Officer, Chief Financial Officer and Chief Development Officer. We target markets that meet our specific demographic and site evaluation criteria and complete substantial research before opening a new site. We use a proprietary model which takes into account several demand factors including population density of our target customer, median household income, home ownership rates, retail adjacencies, competitor presence, presence of existing At Home locations and local economic growth metrics. Primary site evaluation criteria include availability of attractive lease terms, sufficient box size, co-tenancy, convenient parking, traffic patterns, visibility and access from major roadways. We typically favor locations near other big box retailers that drive strong customer traffic to the area.

We believe there will continue to be an ample supply of large format real estate in the United States that is attractive to us, driven by multi-chain, national retailers relocating or closing stores, a number of retailers shifting to smaller locations and the relative lack of new retail concepts using larger store formats. We believe we are one of the only growing, large format retailers in the country. As a result, we have become a direct beneficiary of this available real estate and of various retailers looking to quickly shed stores. We typically offer a convenient solution to any selling or leasing party as we are able to take a wide variety of existing store spaces, move quickly and require little investment in time, resources or capital on their part. We take a disciplined approach to how we enter and build out our presence in markets and seek to optimize sales in a deliberate, carefully planned manner. In order to act quickly on new opportunities, we have scored over 20,000 big box retail locations in the United States with a proprietary site selection model. As a result of our proven track record, we have developed strong relationships with brokers, landlords and big box retailers and are often the first to receive a call when locations become available.

Site Development and Financing

We have a flexible and balanced approach to site development that allows us to optimize the investment characteristics of each new store and maintain our robust new store pipeline. We can lease a second generation property, purchase a second generation building or build a new location from the ground up.

For purchased properties or new development builds, we can extract capital using sale-leasebacks through a proven and disciplined approach. We have relationships with a number of the major real estate investment trusts (“REITs”), many of which have demonstrated interest in our portfolio of assets. We have completed nine sale-leaseback transactions generating approximately $442 million in gross proceeds in the past five fiscal years.

We have developed an efficient process from site selection through new store opening. Our three-pronged approach to site development allows us to negotiate very favorable real estate terms that typically include low occupancy costs, the ability to unilaterally “opt out” of leased locations, and other features that provide us with flexibility to manage our store portfolio.

Marketing

Our marketing and advertising strategies seek to effectively and efficiently communicate our compelling value proposition to an increasing base of home décor enthusiasts. Our goal is to build deeper connections with our core customers, while attracting new customers to the At Home brand. We increased our marketing spend from nearly zero in fiscal year 2013 to approximately 2.7% of net sales in fiscal year 2018, approximately 3.1% of net sales in fiscal year 2019 and approximately 3.3% of net sales in fiscal year 2020. We expect that marketing and advertising spend will continue to be a significant percentage of net sales in future fiscal years. However, in response to the COVID-19 pandemic, we have significantly curtailed our advertising spend, consulting projects and non-essential operating expenses.

The home décor enthusiast views her home as a place that is constantly evolving with each season as well as everyday events in her life. At Home’s mission is to offer her the biggest selection of styles at the best prices, giving her endless possibilities and the confidence that she will find the perfect products at the perfect price every time she shops. We engage with her across various marketing channels before, during and after her store visit. We have built relationships with home décor influencers, leveraging Facebook and Instagram. We use email and text message marketing to inspire her with seasonally relevant décor and will be growing the reach of these efforts as we focus on expanding our base of 6.5 million Insider Perks customers.

We also use traditional and digital media platforms (such as paid digital, outdoor, direct mail, paid search and social media) to build broader brand awareness and to drive traffic to our website and our stores. To launch our brand during new store openings, we have evolved our strategy through tactical testing to get to an effective and cost efficient mix of media, including outdoor, direct mail and social media.

In fiscal year 2018, we launched our Insider Perks program, which has 6.5 million members as of January 25, 2020. Our Insider Perks program members have exclusive access to an annual birthday offer, receiptless returns, advanced notice of new merchandise and clearance events as well as compelling content from home décor influencers. In addition, we also have an At Home branded credit card program through Synchrony Bank that includes loyalty incentives for our Insider Perks members. This program launched during fiscal year 2018 and allows At Home cardholders to take advantage of promotional financing offers on qualifying purchases, loyalty rewards and other benefits.

In fiscal year 2020, we continued to make enhancements to our website, such as rolling out local in-stock availability across the fleet. In fiscal year 2020, we also piloted the first stages of a BOPIS initiative during the fourth fiscal quarter by offering a reserve online capability in select markets and substantially increased our BOPIS capabilities in the first quarter of fiscal year 2021 in response to the COVID-19 pandemic. Currently, more than 200 stores, or over 90% of our store base, have BOPIS capabilities.

Distribution

We operate a 592,000 square foot distribution center in Plano, Texas, which also serves as our corporate headquarters. We have invested in automating our Plano, Texas facility, implementing warehouse management software and robotics to efficiently handle daily product deliveries. At the beginning of fiscal year 2020, we opened our 800,000 square foot second distribution center in Carlisle, Pennsylvania, which required an additional incremental capital investment of $5.5 million, $13.0 million and $1.1 million in fiscal years 2020, 2019 and 2018, respectively. With the opening of our second distribution center, we estimate we should be collectively able to support more than 350 stores. We also have an additional 555,000 square foot warehouse in Garland, Texas, for initial inventory build-up for new store openings. The improvements to our Plano, Texas distribution center and the opening of our Carlisle, Pennsylvania distribution center will continue to support our needs as we expand our store base.

The vast majority of our current products are shipped directly to our distribution centers, which serve as cross-dock facilities, storing very limited inventory on site. In order to streamline store operations and reduce labor requirements, all of the merchandise in our distribution centers is prepared for the sales floor prior to transport. We generally ship merchandise to our stores between one and five times a week, depending on the season and the volume of a specific store, utilizing contract carriers for all shipments.

Seasonality

Our business has historically been moderately seasonal, with a meaningful portion of our sales dedicated to seasonal and holiday merchandise, resulting in the realization of higher portions of net sales and operating income in the second and fourth fiscal quarters. Due to the importance of our peak sales periods, which include the spring and year-end holiday decorating seasons, the second and fourth fiscal quarters have historically contributed, and are expected to continue to contribute, significantly to our operating results for the entire fiscal year. In anticipation of seasonal increases in sales activity during these periods, we incur significant additional expense prior to and during our peak seasonal periods, which we may finance with additional short-term borrowings. These expenses may include the acquisition of additional inventory, seasonal staffing needs and other similar items.

Information Systems

We believe that our management information systems will support our growth and enhance our competitive position. Our efficient operating model is supported by using industry standard applications in the areas of merchandising, store systems, replenishment, distribution and financial systems. We use a combination of these industry standard systems along with automated and easy to use proprietary systems to support all areas of our business. Over the past seven fiscal years, we have invested in IT systems and infrastructure, including investments in merchandising, planning and allocation (JDA), POS systems (IBM/Toshiba), distribution center (PKMS), order management (KIBO), e-commerce (SalesForce), relating to our BOPIS program, and finance and accounting (SAP) to ensure our systems are robust and scalable. Additionally, over the past seven fiscal years we have invested in data centers and additional IT team members to provide appropriate support and project delivery capabilities needed for our growth.

Employees

As of January 25, 2020, we employed approximately 6,289 employees, including 5,690 store employees and 599 other employees across the corporate and distribution center functions. Of the 5,690 store employees, 632 were full-time salaried level staff and the remaining employees consisted of a mix of full-time and part-time hourly workers. Based on the level of transactions experienced at different times of the day, week and year, store labor is planned to serve customers effectively during peak periods while minimizing overall labor costs. None of our employees are currently covered under any collective bargaining agreements.

In response to the COVID-19 pandemic and store closures resulting from of shelter-in-place or stay-at-home orders by state and local governments, during the first quarter of fiscal year 2021 we eliminated approximately 10% of home office roles, primarily related to new store development and openings, and implemented temporary furloughs of approximately 30% of home office associates and approximately 15% of store employees (a portion of whom have been reinstated as of the filing of this report) and a hiring freeze.

Intellectual Property

We own a U.S. trademark registration for the trademark “at home” and design, which was registered by the United States Patent & Trademark Office on July 7, 2015 for a ten-year term and is renewable every ten years thereafter. We also own the domain name athome.com and a number of other registered trademarks, pending trademark applications and domain names that we use in our business. Collectively, we consider our trademarks and domain names to be important assets of our operations and seek to actively monitor and protect our interest in this property.

Government Regulation

We are subject to labor and employment laws, laws governing truth-in-advertising, privacy laws, environmental laws, safety regulations, data privacy and other laws, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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

General conditions in the United States and global economy that are beyond our control may materially adversely affect our business and financial performance. As a retailer that is dependent upon consumer discretionary spending for home décor products, our customers may allocate less money for discretionary purchases as a result of increased levels of unemployment, reduced consumer disposable income, higher interest rates, higher fuel and other energy costs, higher tax rates and other changes in tax laws, foreclosures, bankruptcies, falling real estate and asset prices, reduced availability of consumer credit, higher consumer debt levels, a decline in consumer confidence, inflation, deflation, recession, an overall economic slowdown and other factors that influence consumer spending. The COVID-19 pandemic has created uncertainty in the global economy that has resulted in an unprecedented sharp economic downturn, which has adversely affected our business, revenues and profitability in the first quarter of fiscal year 2021. Our actual results for the remainder of fiscal year 2021 remain subject to a high degree of uncertainty due to uncertainty surrounding the continued duration of the COVID-19 crisis and the public policy response. As a result, the full effect that the outbreak of COVID-19 may have on our financial performance cannot be quantified at this time, and discretionary spending on home décor items could contract in the future. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations.

In addition, our costs and expenses could be materially adversely impacted by general economic factors such as higher interest rates, higher fuel and other energy costs, higher transportation costs, higher commodity costs, higher costs of labor, tariffs, supply chain disruption or other trade restrictions, insurance and healthcare, increased rental expense, inflation in other costs, higher tax rates and other changes in the tax law and changes in other laws and regulations. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of merchandise we sell to our customers.

Outbreaks of communicable disease, or other public health emergencies, such as the current global COVID-19 pandemic, has substantially impacted and will continue to negatively affect our business, results of operations, financial condition and cash flows.

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and has been substantially impacting our business, results of operations and financial condition.

Following government mandates in certain locations as well as increasing advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. Approximately 80% of our stores are fully open to foot traffic, and fewer than 10 stores remain closed to both foot traffic and curbside pickup, as of the filing of this report. At this time, the COVID-19 pandemic and resulting store closures have caused a decline in revenue and cash flow from operations, adverse effects on store traffic, supply chain disruption, and has resulted in incremental costs which have disrupted our operations and adversely affected our business, results of operations and financial condition in fiscal year 2021. While we have plans for fully reopening our remaining stores in the future, these plans depend on a number of factors, including applicable regulatory restrictions, and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal operations.

The temporary closure of our stores and decline in store traffic due to the COVID-19 pandemic has resulted in significantly declined cash flows from operations. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate or extend store closures, or as to how long any such closure would continue. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. There can be no assurance that we will have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, or that efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, will be successful. On March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million under our asset-based revolving line of credit (the “ABL Facility”), as described in Note 5 – Revolving Line of Credit, to our audited consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules”. Additionally, we are seeking to amend our ABL Facility to provide for further incremental borrowings but there is no assurance that we will be successful in borrowing such incremental funds and such additional borrowings may lead to fees, increased interest rates and interest expense, and additional restrictive covenants and other lender protections.

Our customers may also be negatively affected by layoffs, work reductions or financial hardship as a result of the global outbreak of COVID-19, which could negatively impact demand for our products as customers delay or reduce discretionary purchases. Even once we are able to fully reopen our stores, health concerns could continue and could cause employees or customers to avoid gathering in public places, which could have an adverse effect on store traffic or the ability to adequately staff our stores. Any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 would continue to result in a loss of revenue and profits and could result in other material adverse effects.

The negative impact of the outbreak of COVID-19 could result in an adverse impact to manufacturing activity and supply chains, including as a result of work stoppages, factory and other business closings, slowdowns or delays, or if we fail to make timely payments to our suppliers. In addition, there may be restrictions and limitations placed on workers and factories, including shelter-in-place and stay-at-home orders and other limitations on the ability to travel and return to work, which could result in shortages or delays in production or shipment of products.

The extent of the impact of COVID-19 on our business, results of operations and financial results will depend largely on future developments, including the duration and spread of the outbreak within the United States and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted at this time. While we continue to explore all options for preserving and increasing sources of liquidity, such as potential increases in our existing financing facilities or entry into new facilities, expense reduction initiatives, and negotiation with counterparties such as landlords and suppliers to extend or otherwise revise payment terms, we do not expect that such efforts will fully offset the adverse impact on us of a prolonged disruption to our business. The ultimate extent to which the outbreak of COVID-19 may impact our business is uncertain and the full effect it may have on our financial performance cannot be quantified at this time. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations.

Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

We rely on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect our ability to access financing under our existing arrangements. The global COVID-19 pandemic has caused extreme volatility in global financial markets, resulting in emergency actions by governmental authorities and central banks to maintain access to financing. There can be no assurance that these actions will be successful or that markets will not continue to experience unusual levels of volatility.

We are exposed to the impact of any global or domestic economic disruption. Although we have historically generated sufficient funds from our operations and our existing credit facilities to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements, particularly in light of the impact of the global COVID-19 pandemic and the temporary closure of a significant portion of our stores, approximately 20% of which are open only for curbside pickup and/or delivery as of the filing of this report, we have taken actions to increase our liquidity as a precaution and may require access to additional sources of funds, including equity and debt capital markets. Continued market volatility and adverse trends in general economic conditions would adversely affect our ability to access financial markets.

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

Consumer spending on home décor products could decrease or be displaced by spending on other activities as driven by a number of factors.

Consumer spending on home décor products could decrease or be displaced by spending on other activities as driven by a number of factors including:

●	shifts in behavior away from home decorating in favor of other products or activities, such as fashion, media or electronics;
●	general economic conditions and other factors that affect consumer discretionary spending, including epidemic or pandemic disease, government shutdowns and declines in financial market performance and asset prices;
●	natural disasters, including hurricanes, tornadoes, floods, droughts, heavy snow, ice or rain storms, which disrupt the ability of consumers to continue spending on home décor products;

●	the outbreak of pandemic disease, which has resulted and could in the future result, in shelter-in-place and stay-at-home orders, store closures and changing consumer preferences with respect to visiting store locations;
●	man-made disasters, such as terrorism or war, as well as other national and international security concerns; and
●	other matters that influence consumer confidence and spending.

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

Our growth is dependent on our ability to open profitable new stores. Our ability to increase the number of our stores will depend in part on the availability of existing big box retail stores or store sites that meet our specifications. We may face competition from other retailers for suitable locations and we may also face difficulties in negotiating leases on acceptable terms. We may also face difficulties in sourcing locations that do not give rise to competition between our stores within the same or adjacent geographic markets. In addition, a lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the retail sites available to us. Rising real estate costs and acquisition, construction and development costs and available lease financing could also inhibit our ability to open or acquire new stores.

Opening or acquiring stores involves certain risks, including constructing, furnishing, supplying and staffing a store in a timely and cost-effective manner and accurately assessing the demographic or retail environment for a particular location, as well as addressing any environmental issues related to such locations. We cannot predict whether new stores will be successful. Our future sales at new stores may not meet our expectations, which could adversely impact our return on investment. For example, the costs of opening and operating new stores may offset the increased sales generated by the additional stores. Therefore, there can be no assurance that our new stores will generate sales levels necessary to achieve store-level profitability or profitability comparable to that of existing stores. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operation. In addition, a significant portion of our management’s time and energy may be consumed with issues related to store expansion and we may be unable to hire a sufficient number of qualified store personnel or successfully integrate the new stores into our business. Furthermore, our vendors may be unable to meet the increased demand of additional stores in a timely manner. We cannot guarantee that we will be able to obtain and distribute adequate merchandise to new stores or maintain adequate warehousing and distribution capability at acceptable costs.

In addition, our expansion in existing and new markets may present competitive, distribution, merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, additional information to be processed by our information technology systems and diversion of management attention from operations. Expansion of our store base in existing markets could lead to competition among our stores, which can impact comparable store sales. New stores in new markets, where we are less familiar with the population and are less well-known, may face different or additional risks and increased costs compared to stores operating in existing markets or new stores in existing markets. For example, we may need to increase marketing and advertising expenditures in new or smaller markets in which we have less store density. Additionally, we may not accurately predict consumer preferences in new markets, which could result in lower than expected sales. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase. Furthermore, our margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings. Additionally, although we believe our two distribution centers in Plano, Texas and Carlisle, Pennsylvania, should collectively be able to support more than 350 stores, any unanticipated failure of or inability to support our growing store base could have a material adverse effect on our business. Therefore, there can be no assurance that we will be successful in opening, acquiring or operating any new stores on a profitable basis.

Accordingly, we cannot assure you that we will achieve our planned growth or, even if we are able to grow our store base as planned, that any new stores will perform as planned. If we fail to successfully implement our growth strategy, we will not be able to sustain the growth in sales and profits that we expect, which would likely have an adverse impact on the price of our common stock.

During fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion at the time of the outbreak. While the ultimate duration and impact of this suspension is unknown, it could have a material adverse effect on the execution of our growth strategy and our business, financial condition and results of operations.

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

There can be no assurance that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands and preferences in the future. Accordingly, our business, financial condition and results of operations could be materially adversely affected if:

●	we miscalculate either the market for the merchandise in our stores or our customers’ purchasing habits;
●	consumer demand unexpectedly shifts away from the merchandise we offer or if there are unanticipated shifts in consumer preferences in some seasons; or
●	we are unable to anticipate, identify and respond to changing consumer demands or emerging trends, including shifts in the popularity of certain products or increased consumer demand for more enhanced customer service and assistance, home delivery or online sales and services.

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

Our business model currently relies on purchasing all inventory centrally through our home office in Plano, Texas. At this office, all product samples are developed and/or received and reviewed; in addition, all purchase orders are placed, fulfilled and allocated from the same location. Major catastrophic events such as natural disasters, epidemic disease (such as the global COVID-19 pandemic), localized labor issues or wages increases, fire or flooding, malfunction or disruption of the information systems, a disruption in communication services, power outages, forced closures or shipping interruptions could delay or otherwise adversely affect inventory purchasing or allocation, as well as the ultimate distribution of inventory to our stores and customers. Such disruptions could have a negative impact on our sales and results of operations. Our business model of central purchasing could also fail to account for differences in consumer preferences by market. In such cases, and where our focus of providing the broadest assortment of products for any room similarly did not account for differences in consumer preferences by market, our sales and results of operations could be adversely affected.

Our manufacturing and transportation supply chains may be subject to the impact of global pandemics, such as COVID-19. We may be impacted by factory closures, port closures and the inability of our vendors to produce and ship products. In addition, our supply chain may be subject to financial risks as raw material producers and manufacturers experience financial hardships, closures or the inability to attract a labor force. While production of certain of our product categories is concentrated in localized regions that are subject to the COVID-19 pandemic, our broader production base is diversified across regions with opportunities to make strategic shifts as business conditions allow.

The loss of, or disruption in, or our inability to efficiently operate our distribution network could have a materially adverse impact on our business.

We operate cross dock distribution centers in Plano, Texas and Carlisle, Pennsylvania, as well as warehouse premises in Garland, Texas. The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is processed and then shipped to our stores. Only mattresses and some food items are shipped directly to stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on our automated distribution system, adherence to shipping schedules and effective management of our distribution network. If complications arise with our distribution facilities or if the facilities or warehouse premises (or a significant portion of inventory located there) is severely damaged or destroyed, our ability to receive and deliver inventory on a timely basis will be significantly impaired. There can be no assurance that disruptions in operations due to natural or man-made disasters, epidemic disease, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems will not result in delays in the delivery of merchandise to our stores. For example, the global COVID-19 pandemic has and could continue to result in disruption in the supply of products to our stores during any period in which either of our distribution centers is closed or if employees at our distribution centers are unable to work due to the outbreak or government response thereto.

Such delays could materially adversely impact our business. In addition, we could incur significantly higher costs and longer lead times associated with distributing merchandise to our stores during the time it takes for us to reopen or replace our distribution centers. Moreover, our business interruption insurance may not be adequate to cover or compensate us for any losses that may occur. We opened our second distribution center in early fiscal year 2020 and we believe that our two distribution centers in Plano, Texas and Carlisle, Pennsylvania, should collectively be able to support more than 350 stores. However, there can be no assurance that there will not be any delay in fully utilizing the new distribution center or that there will not be any delays or issues in shipping schedules, logistics or systems.

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

Approximately 65% of our merchandise was purchased from vendors in foreign countries such as China, Vietnam, India, Turkey and Hong Kong during fiscal year 2020. In addition, many of our domestic vendors purchase a portion of their products from foreign sources. For example, we purchase merchandise from domestic vendors that is imported from China or that is manufactured in China and assembled in the United States. Currently, we do not employ any resources on the ground in Asia to manage our procurement process and various vendor relationships. Instead, we often rely on trading companies to handle sourcing and logistics with Asian factories.

Substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad. For example, the United States introduced multiple tranches of tariffs on certain goods imported from China. The United States has, at various times, called for the possible implementation of a border tax and has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the possible introduction of further import duties or tariffs. Some of our merchandise is included on the lists of products issued by the Office of the U.S. Trade Representative and may be impacted by tariffs to the extent that such merchandise is sourced from China. In addition, President Trump removed India and Turkey from the Generalized System of Preferences, a U.S. program that allows developing countries to export a range of products to the United States duty-free, effective June 5, 2019 and May 17, 2019, respectively. Some of our merchandise may be impacted by this change to the extent that it is sourced from India or Turkey. Such tariffs, and the possible implementation of a border tax or additional tariffs, as well as any potential retaliatory trade restrictions implemented by other countries, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products in China or other countries outside the United States or cause potential delays in products received from our vendors. Such adverse results could in turn require us to increase our prices or find alternative vendors in unaffected countries and, in the event consumer demand declines as a result, negatively impact our financial performance. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations. We may not be able to fully or substantially mitigate the impact of such tariffs, pass price increases on to our customers or secure adequate alternative sources of products.

On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement, now known as the United States-Mexico-Canada Agreement (“USMCA”). After congressional approval, the USMCA was signed into law on January 29, 2020. The USMCA has been ratified by all three nations and is expected to enter into force on July 1, 2020. The full impact of the USMCA on us, our customers and on the economic conditions in our markets is currently unknown.

Foreign sourcing subjects us to a number of risks generally associated with doing business abroad such as the following:

●	long lead times;
●	work stoppages and strikes;
●	delays in shipment, shipping port and ocean carrier constraints;
●	freight cost increases;
●	product quality issues;
●	raw material shortages and factory consolidations;
●	employee rights issues and other social concerns;
●	epidemics, such as the global COVID-19 pandemic, and natural disasters;
●	political instability, international conflicts, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy;
●	economic conditions, including inflation;
●	the imposition of tariffs, duties, quotas, taxes, import and export controls and other trade restrictions;

●	governmental policies and regulations; and
●	the status of trade relations with foreign countries, including the loss of “most favored nation” status with the United States for a particular foreign country.

Adverse events could have a greater impact on us than if our operations were in more dispersed geographical regions.

We currently operate 212 stores in 39 states, primarily in the South Central, Southeastern, Eastern and Midwestern regions of the United States, including 37 stores in Texas. In addition, we operate a distribution center and warehouse premises in Texas, which services a majority of our stores, and a second distribution center in Pennsylvania. Accordingly, the effect on us of adverse events in these regions, especially in Texas, such as weather (including hurricanes, tornadoes, floods, droughts, heavy snow, ice or rain storms), natural or man-made disasters, catastrophic events, terrorism, blackouts, widespread illness (such as the global COVID-19 pandemic) or unfavorable regional economic conditions, may be greater than if our operations or inventory were more geographically dispersed throughout the country or abroad. Such events could result in physical damage to or destruction or disruption of one or more of our properties, physical damage to or destruction of our inventory, the closure of one or more stores, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions and the inability of our customers to shop in our stores.

In addition, increases in our selling, general and administrative expenses due to overhead costs could affect our profitability more negatively than if we had a larger store base. One or more unsuccessful new stores, or a decline in sales or profitability at an existing store, will have a more significant effect on our results of operations than if we had a larger store base.

Because of our use of international vendors, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We source over half of our products abroad. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to risks associated with leasing substantial amounts of space.

We lease certain of our retail properties, our two distribution centers and our corporate office. The profitability of our business is dependent on operating our current store base with favorable margins, opening and operating new stores at a reasonable profit, renewing leases for stores in desirable locations and, if necessary, identifying and closing underperforming stores. We lease a significant number of our store locations, ranging from short-term to long-term leases. Typically, a large portion of a store’s operating expense is the cost associated with leasing the location.

The operating leases for our retail properties, distribution centers and corporate office expire at various dates through 2037. A number of the leases have renewal options for various periods of time at our discretion. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these retail properties. Rent expense for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018 totaled approximately $144.3 million, $108.0 million and $83.4 million, respectively. Our future minimum rental commitments for all operating leases in existence as of January 25, 2020 for fiscal year 2021 is approximately $143.9 million and total approximately $1,695.3 million for fiscal years 2022 through 2037. We expect that many of the new stores we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our ABL Facility, or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

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

In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close stores in locations that may be desirable. We may be unable to relocate these stores cost-effectively or at all and there can be no assurance that any relocated stores will be successful.

We are subject to risks associated with our sale-leaseback strategy.

From time to time, we engage in sale-leaseback transactions. The net proceeds from such transactions have been used to reduce outstanding debt and fund future capital expenditures for new store development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive, other unfavorable market conditions develop or the perceived value of our owned property declines. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund capital expenditures for future store development.

We operate in a highly competitive retail environment.

The retail business is highly competitive. The marketplace for home décor products is highly fragmented as many different retailers compete for market share by using a variety of store formats and merchandising strategies, dedicating a portion of their selling space to a limited selection of home décor, seasonal and holiday merchandise. Although we are the only big box concept solely dedicated to the home décor space, for all of our major products we compete with a diverse group of retailers, including mass merchants (such as Target and Wal-Mart), home improvement stores (such as Home Depot and Lowe’s), craft retailers (such as Hobby Lobby, Jo-Ann Stores and Michaels Stores), home specialty/décor retailers (such as Bed Bath & Beyond, The Container Store, Home Goods and Pier 1 Imports), as well as various other small, independent retailers. In addition, we compete with Internet-based retailers (such as Wayfair and Amazon), which competition could intensify in the future.

We compete with these and other retailers for customers, retail locations, management and other personnel. Some of our competitors are larger and have greater resources, more customers and greater store brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, distribution and marketing. Competitive pressures or other factors could cause us to lose customers, sales and market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which could materially adversely affect our margins and could result in a decrease in our operating results and profitability. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Further, although we do not currently engage in e-commerce, there is no assurance that we will not in the future, and the use of e-commerce by our competitors could have a material adverse effect on our business. Expansion into markets served by our competitors, entry of new competitors, expansion of existing competitors into our markets or the adoption by competitors of innovative store formats and retail sale methods, including e-commerce, could cause us to lose market share and could be detrimental to our business, financial condition and results of operations.

Opening new stores in existing markets may negatively affect sales at our existing stores.

The consumer target area of our stores varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new store in or near markets in which we already have stores could adversely affect the sales of existing stores.

Existing stores could also make it more difficult to build our consumer base for a new store in the same market. Our business strategy does not entail opening new stores that we believe will materially affect sales at our existing stores, but we may selectively open new stores in and around geographic regions of existing stores that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our stores may become significant in the future as we continue to expand our operations and could affect our comparable store sales, which could, in turn, adversely affect our business, financial condition or results of operations.

We face risks related to our substantial indebtedness and limitations on future sources of liquidity.

As of January 25, 2020, we had total borrowings of $571.7 million outstanding under our ABL Facility and our Term Loan (as defined below). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and $350 million senior secured term loan (the “Term Loan”). Our substantial indebtedness could have important consequences to us, including:

●	making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions, including as a result of disruption caused by the global COVID-19 pandemic;
●	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, lease payments, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;
●	exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates;
●	restricting us from making strategic acquisitions;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
●	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, and ability to satisfy our obligations under our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the credit agreements governing our ABL Facility and Term Loan.

Furthermore, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR has been the subject of recent regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after 2021. While our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR. The consequences of these developments cannot be entirely predicted, but could include an increase in cost of our variable rate indebtedness.

In response to the global COVID-19 pandemic, we temporarily closed all of our stores, of which approximately 20% are open only to curbside pickup and/or delivery as of the filing of this report, and borrowed $55 million in incremental borrowings under our ABL Facility. We expect the incremental borrowings to remain outstanding for the remainder of fiscal year 2021. Additionally, we are seeking to amend our ABL Facility to provide for further incremental borrowings but there is no assurance that we will be successful in borrowing such incremental funds and such additional borrowings may lead to fees, increased interest rates and interest expense, and additional restrictive covenants and other lender protections.. The extent and duration of any such store closures could continue to significantly adversely affect our cash flows from operations. In the event that our obligations exceed our cash generated from operations and currently available sources of liquidity, such as borrowings under our ABL Facility, our ability to meet our obligations when due could be adversely affected. There can be no assurance that additional or alternative sources of liquidity, such as amendments or extensions of our existing credit facilities, financing from new lenders or investors, or financing from capital markets transactions, would be available to us in the event they were needed.

The ABL Facility and Term Loan impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business. If we are unable to comply with such restrictions, our business could be adversely affected.

The credit agreements governing our ABL Facility and Term Loan contain covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

●	incur or guarantee additional indebtedness or issue certain disqualified or preferred stock;
●	pay dividends or make other distributions on, or redeem or purchase, any equity interests or make other restricted payments;
●	make certain acquisitions or investments;
●	create or incur liens;
●	transfer or sell assets;
●	incur restrictions on the payments of dividends or other distributions from our restricted subsidiaries;
●	alter the business that we conduct;
●	enter into transactions with affiliates; and
●	consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.

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

If we were unable to comply with the covenants of the ABL Facility or Term Loan and were not able to obtain a waiver, refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. From time to time, we may seek consents or waivers from our lenders with respect to certain covenants or restrictions under the credit agreements governing our ABL Facility and/or Term Loan. Any covenant waivers that may be required may lead to fees associated with obtaining the waiver, increased costs, increased interest rates, additional restrictive covenants and other available lender protections, and such increased costs, restrictions and modifications may vary among debt facilities. In addition, our ability to provide additional lender protections under these facilities if necessary, including the granting of security interests in collateral, will be limited by the restrictions in our debt facilities. There can be no assurance that we would be able to obtain future waivers in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under one or more of these debt facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver in the future under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

We are dependent upon the services of our senior management and our buyers.

We are dependent on the services, abilities and experiences of our senior management team. Any loss or interruption of the services of our senior management, or any general instability in the composition of our senior management team, could significantly reduce our ability to effectively manage our operations. Lee Bird, our Chief Executive Officer and Chairman of the Board, joined us in December 2012 and, together with our senior management team, has played an instrumental role in developing and executing our business and operating strategies, which we believe are critical to our ability to maintain strong margins. Therefore, the loss of Mr. Bird’s services, or any members of our senior management, could have a material adverse impact on our business, operating results and profitability and there can be no assurance that we will be able to find appropriate replacements for our senior management as needed. In addition, certain members of our management team are relatively new to our business and have not worked as a team with other members of management for a significant period of time. Therefore, there can be no assurance that any new members of our management team will be able to successfully execute our business and operating strategies or continue to follow the same strategies.

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

Our performance depends on attracting and retaining quality people at all levels, including corporate, stores, the distribution centers and other areas. Many of our store employees are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of changes in the federal or state minimum wage, living wage requirements or changes in other wage or workplace regulations, including, for example, health care or employee leave regulations, if our overall compensation and benefits fail to remain competitive, then the quality of our workforce could decline, while increasing our costs could impair our profitability. If we do not continue to attract and retain quality employees, our performance could be materially adversely affected.

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

In response to the COVID-19 pandemic and store closures resulting from shelter-in-place or stay-at-home orders by state and local governments, during the first quarter of fiscal year 2021 we eliminated approximately 10% of home office roles, primarily related to new store development and openings, and implemented temporary furloughs of approximately 30% of home office associates and approximately 15% of store employees (a portion of whom have been reinstated as of the filing of this report) and a hiring freeze. These actions could create risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand. If employees terminate their employment, become ill as a result of the COVID-19 pandemic, or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and our management team’s attention may be diverted. Additionally, we may not be able to recruit suitable replacements for those employees who leave, or offer employment to potential replacements on terms they find desirable, all of which could adversely affect our business, financial condition and results of operations.

Difficulties with our vendors may adversely impact our business.

Our performance depends on our ability to purchase merchandise at sufficient levels and at competitive prices from vendors who can deliver products in a timely and efficient manner and in compliance with our vendor standards and all applicable laws and regulations. We currently have over 500 vendor relationships. Generally, we do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Historically, we have not relied on any single vendor for our products and have not had difficulties replacing vendors for various products we sell. However, in the future there is no assurance that we will continue to be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us, or be able to develop relationships with new vendors to replace any discontinued vendors. Our inability to acquire suitable merchandise in the future or our failure to replace any one or more vendors may have a material adverse effect on our business, results of operations and financial condition. In addition, any significant change in the payment terms that we have with our suppliers could adversely affect our liquidity.

Many of our suppliers are small firms that produce a limited number of items. These smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. Accordingly, these vendors may be susceptible to cash flow issues, downturns in economic conditions, the imposition of tariffs or other trade restrictions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule and in compliance with regulatory requirements. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, including supply chain disruptions as a result of epidemic disease (such as the global COVID-19 pandemic), we could experience merchandise out-of-stocks that could lead to lost sales, especially with respect to seasonal and holiday merchandise. In addition, there is no assurance that we would be able, if necessary, to return product to these vendors, obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors should we so desire, and from time to time, we may be in litigation with one or more vendors. Many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we need. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in consumer demand and discretionary spending.

Our business is moderately seasonal and weak performance during one of our historically strong seasonal periods could have a material adverse effect on our operating results for the entire fiscal year.

Our business is moderately seasonal, with a meaningful portion of our sales dedicated to seasonal and holiday merchandise, resulting in the realization of higher portions of net sales and operating income in the second and fourth fiscal quarters. Due to the importance of our peak sales periods, which include the spring and year-end holiday decorating seasons, the second and fourth fiscal quarters have historically contributed, and are expected to continue to contribute, significantly to our operating results for the entire fiscal year. In anticipation of seasonal increases in sales activity during these periods, we incur significant additional expense prior to and during our peak seasonal periods, which we may finance with additional short-term borrowings. These expenses may include the acquisition of additional inventory, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during these periods, including adverse weather and unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire fiscal year.

Our quarterly operating results may fluctuate substantially and historical quarterly operating results may not be a meaningful indicator of future performance.

Our quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many outside of our control, including:

●	general economic and political conditions;
●	the mix of merchandise sold;

●	shifts in consumer tastes and changes in demand for the products that we offer in our stores;
●	calendar shifts of holiday or seasonal periods;
●	the timing of new store openings and the level of pre-opening expenses associated with new stores;
●	the amount and timing of sales contributed by new stores;
●	store closings or relocations and costs related thereto;
●	expansion of existing or entry of new competitors into our markets;
●	competition among our stores within the same or adjacent geographic regions;
●	pricing and other actions taken by our competitors;
●	changes in promotions, advertising or other actions taken by us or our existing or possible new competitors;
●	the timing and level of markdowns;
●	delays in the flow of merchandise to our stores, including due to port congestion, supply chain disruption and other shipment delays;
●	changes in our operating expenses;
●	the imposition of tariffs or other trade restrictions;
●	changes in commodity prices, the cost of fuel, freight costs and other costs incurred due to tariff-related shipment surges;
●	government shutdowns;
●	foreign exchange rates;
●	litigation;
●	adverse weather conditions in our markets, particularly on weekends;
●	natural or man-made disasters, including epidemic or pandemic disease (such as COVID-19);
●	the timing of income tax refunds to our customers;
●	the timing or elimination of certain state and local tax holidays; and
●	changes in other tenants or landlords or surrounding geographic circumstances in the areas in which we are located.

Any of these events could have a material adverse effect on our business, financial condition and operating results for the fiscal quarter in which such event occurs as well as for the entire fiscal year. Therefore, period-to-period comparisons of historical quarterly operating results may not be a meaningful indicator of future performance.

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

Additionally, we cannot be certain that we do not or will not in the future infringe on the intellectual property rights of third parties. From time to time, we have been subject to claims from third parties that we have infringed upon their intellectual property rights and we face the risk of such claims in the future. Any intellectual property infringement claims against us could be costly, time-consuming, harmful to our reputation or result in injunctive or other equitable relief that may require us to make changes to our business, any of which could have a material adverse effect on our financial condition, cash flows or results of operations.

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

Our significant investments in advertising, marketing or promotions could cause our margins and profitability to materially decline.

In general, we employ an everyday low pricing strategy that avoids high-low pricing and promotions which has historically allowed us to minimize advertising and marketing expenses incurred by other retailers. However, as our growth strategy has increased our store presence in new markets, we have had to refocus marketing spend, including increasing marketing and advertising expenditures in new or smaller markets in which we have less store density in order to build brand awareness. We have increased marketing and advertising spend as a percentage of our net sales in each of the fiscal years since our initial public offering and expect that marketing and advertising spend will continue to be a significant percentage of net sales in future fiscal years. However, in response to the COVID-19 pandemic, we have significantly curtailed advertising spend, consulting projects and non-essential operating expenses. There is no assurance that any further investments we have made or may make in the future with respect to advertising, marketing or promotions will be successful or result in a positive return on investment. Therefore, if we are required to make significant investments in advertising, marketing or promotions and related expenditures, our margins and profitability could materially decline even if sales increase.

Any online services or e-commerce activities that we may launch in the future may require substantial investment and may not be successful.

We do not currently engage in e-commerce and have a limited online presence through our website and other forms of social media. In fiscal years 2018, 2019 and 2020, we upgraded our website to be mobile-friendly and enable our customers to view our product assortment online with robust search functionality and optimized the user experience, but we do not currently sell merchandise through our website. However, as part of our growth strategy, we are exploring expansion of our online services and could engage in e-commerce activities in the future, which would require substantial investment. In the fourth quarter of fiscal year 2020, we piloted the first stages of our BOPIS initiative by offering a reserve online capability in select markets.

In response to the outbreak of COVID-19, we substantially increased our BOPIS capabilities in the first quarter of fiscal year 2021. Currently, more than 200 stores, or over 90% of our store base, have BOPIS capabilities; however, there can be no assurance that our e-commerce initiatives will be extended to all of our stores in the future or that BOPIS capabilities will be developed further into a full purchase online capability. These initiatives involve a significant investment in technology and significant operational changes. In addition, our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. If the implementation of our omnichannel initiatives is not successful or does not meet customer expectations, we may not realize a return on our omnichannel investments and our reputation and operating results may be adversely affected. The success of any online services or e-commerce business would depend, in part, on factors over which we may not control. We would need to successfully respond to changing consumer preferences and buying trends relating to online or e-commerce usage. We would also be vulnerable to increased risks and uncertainties including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues related to upgrading website software; computer viruses; changes in applicable federal and state regulations; security breaches; consumer privacy concerns; and keeping up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other online or e-commerce marketing tools. In addition, any e-commerce platform may be unprofitable, cannibalize sales from our existing stores or not be able to compete successfully against other Internet-based retailers who sell similar merchandise. Our failure to successfully respond to these risks and uncertainties might adversely affect sales in any e-commerce business that we establish in the future and could damage our reputation and brand. Further, in the event that we engage in e-commerce in the future, we will need to establish a shipping and delivery system for items purchased online, for which we do not currently have adequate capability. Our business could be adversely affected if we are not able to successfully develop and integrate such a shipping and delivery system in connection with any e-commerce business in which we may engage in the future.

Changes in consumer buying patterns, particularly the use of e-commerce sites and off premise sales, affect our revenues, operating results and liquidity.

Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a growing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications and a declining portion of total consumer expenditures is occurring at brick and mortar retail locations. This shift in consumer buying patterns negatively impacts consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. A decline in visitors to these centers near our stores may negatively affect our sales. Additionally, e-commerce has caused some “brick and mortar” retail sites to cease operations, and it may continue to cause future “brick and mortar” retail sites to cease operations. These closures of traditional “brick and mortar” retail sites may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our stores are located and may contribute to lower customer traffic at our stores.

Because we rely on the ability of our physical retail locations to remain relevant to customers, providing desirable and sought-out shopping experiences is critical to our financial success. Changes in consumer shopping habits could adversely impact the traffic at current retail locations and lead to a decline in our financial condition or performance. There is no assurance that we will be able to reverse any decline in traffic or that any future e-commerce initiatives will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our operating results and cash flows from operating activities. In addition, the challenge of declining store traffic along with the growth of digital shopping channels and its diversion of sales from brick-and-mortar stores could lead to store closures and/or asset impairment charges, which could adversely impact our operating results, financial position and cash flows. In addition, due to the global COVID-19 pandemic, we may be disadvantaged because customers are unable or unwilling to visit our brick and mortar stores for an extended period of time.

Our inability to successfully execute and optimize an omnichannel strategy and maintain a relevant and reliable omnichannel experience for our customers could have an adverse effect on our business, growth strategy, financial condition and results of operations.

Customer expectations about the methods by which they purchase and receive products or services are evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. Given ongoing concerns about the COVID-19 pandemic, there is heightened customer demand for a low-touch shopping experience and contactless deliveries. We must continually anticipate and adapt to these changes in the purchasing process. Our ability to compete with other retailers and to meet our customer expectations may suffer if we are unable to provide relevant customer-facing technology and omnichannel experiences. Our success depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs. Failure to enhance our technology and marketing efforts to align with our customers’ developing shopping preferences could significantly impair our ability to meet our strategic, business and financial goals. If we do not successfully execute and optimize our omnichannel operations and initiatives, including the recent roll-out of our BOPIS initiative, or if such initiatives do not achieve their intended objectives, it could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we may incur significant costs in connection with the implementation, ongoing use, or discontinuation of omnichannel initiatives, which could adversely affect our operations, liquidity and financial condition. The omnichannel initiatives we implement may not resonate with our customers. It may take longer than anticipated to generate the expected benefits from our omnichannel initiatives and there can be no guarantee that these initiatives will provide the anticipated benefits or result in improved operating results. Any such failure to successfully implement our omnichannel initiatives could have a negative impact on our growth and profitability.

We may be required to record goodwill and other impairment charges, which could have a material adverse non-cash impact on our results of operations.

Goodwill as of January 25, 2020 totaled $319.7 million. We are required to evaluate goodwill for impairment at least annually or more frequently when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Our regular annual goodwill impairment testing is performed during the fourth quarter of the fiscal year, with effect from the beginning of the fourth quarter. The impairment test requires numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures. In addition, changes in our market capitalization may impact certain assumptions in any impairment test. If our actual financial results in the future are below our projections or if our stock price continues to experience a sustained decline, including as a result of market reaction to the global outbreak of COVID-19, we may be required to record significant impairment charges associated with our goodwill and intangible assets, which would negatively impact our results of operations.

During the third quarter of fiscal year 2020, because we experienced a decline in operating performance and uncertainty regarding the impact of tariffs on our margins, coupled with a decision to reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $569.7 million implied fair value of goodwill on our balance sheet at the time of testing. Further, as of our annual testing date of October 27, 2019, we determined that there had not been a significant change in facts and circumstances since our interim impairment testing date to warrant a different conclusion as to the fair value of our reporting unit. However, during the fourth quarter of fiscal year 2020, because we continued to experience a decline in operating performance and a sustained decline in our market capitalization, we conducted an additional interim impairment testing of goodwill. Based on the results of our impairment test performed, we recognized a goodwill impairment charge of $250.0 million for the fiscal year ended January 25, 2020. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

The goodwill impairment charge for the fiscal year ended January 25, 2020 does not include the subsequent impact of the COVID-19 outbreak as those conditions did not exist as of January 25, 2020. If future economic conditions continue to deteriorate, especially given the uncertainty of the impact of the global COVID-19 pandemic, or if our weighted average cost of capital increases, additional impairment charges could be required in the future. As of the end of the first quarter of fiscal year 2021, our market capitalization indicated goodwill would be fully impaired.

Additionally, during the fourth quarter, rating agencies downgraded our Term Loan. See Note 1—Nature of Operations and Summary of Significant Accounting Policies.

In addition, we periodically evaluate certain long-lived assets for impairment. During the fiscal year ended January 25, 2020, we recognized a non-cash impairment charge of $5.2 million in connection with store closure and relocation decisions. There can be no assurance that we will not incur similar non-cash charges in future periods.

Disruptions to our information systems, or our failure to adequately support, maintain and upgrade these systems, could negatively impact our operations and financial results.

We depend on our information technology systems for critical aspects of our business. We have made significant investments in information technology, including investments in systems and applications for finance and accounting functions, supply chain management software for retail operations and data warehouse management systems and an automated distribution system for our distribution center operations. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of data and overall network security. We purchase our inventory through a centralized inventory management system that operates for the entire chain. Merchandise is bar-coded, enabling management to control inventory and pricing by SKU. Sales are updated daily in the merchandise reporting systems by polling all sales information from each store’s point-of sale terminals. Stores are then staffed based on a statistically developed labor model which incorporates the daily and hourly store sales volume. We attempt to mitigate the risk of possible business interruptions caused by disruptions to our information systems by maintaining a disaster recovery plan, which includes maintaining backup systems off-site. However, despite safeguards and careful contingency planning, our systems are still subject to power outages, computer viruses, computer and telecommunication failures, employee usage errors, security breaches, terrorism, natural or man-made disasters and other catastrophic events. A major disruption of our information systems and backup mechanisms may cause us to incur significant costs to repair our systems and experience a critical loss of data. System failures could also disrupt our ability to track, record and analyze sales and inventory and could cause disruptions of our operations, including, among other things, our ability to process and ship inventory, process financial information including credit card transactions, process payrolls or vendor payments or engage in other similar normal business activities. All of this could potentially result in financial loss, reputational harm, and reimbursement costs associated with inability to properly conduct business. Further, we may be unable to improve, upgrade, integrate or expand upon our existing systems and any costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology could also disrupt or reduce the efficiency of our operations.

Our information technology systems could also be adversely affected by changes that result from COVID-19, including, for example, the significant increase in remote work by our employees and the increase in online orders due to restrictions on our retail operations. A major disruption of the systems and their backup mechanisms may cause us to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.

Unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers and subject us to penalties under data protection rules and privacy laws.

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

We are subject to consumer privacy regulation at the state level, including under the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information, requires companies to comply with data subject access and deletion requests, and affords California consumers new abilities to opt out of certain disclosures of personal information. It remains unclear what, if any, regulations may be implemented pursuant to the law. The effects of consumer privacy regulations including the CCPA could potentially be significant and require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Although we have implemented policies and procedures that are designed to ensure compliance with applicable laws, rules and regulations, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to fines, litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices or other liabilities such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business.

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

We are highly dependent on our reputation amongst home décor enthusiasts. To remain successful in the future, we must continue to preserve, grow and utilize the value of our reputation as the destination retailer for our customers’ home décor needs. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. Events that can damage our reputation include, but are not limited to, legal violations, litigation, actual or perceived ethical problems, product safety issues, actual or perceived poor employee relations, actual or perceived poor customer service, store appearance or operational issues, unauthorized use or other misappropriation of our trade name, data security, terrorism, outbreak of disease (such as the COVID-19 pandemic) or other events outside of our control that could generate negative publicity with respect to At Home, whether in traditional media or social media outlets. Any event that has the potential to negatively impact our trade name or our reputation with customers, employees, suppliers, communities, governmental officials and others could have a material adverse effect on our business and results of operations.

Our operating results and financial position could be negatively impacted by accounting policies, rules and regulations.

Our operating results and financial position could be negatively impacted by implementation of our various accounting policies as well as changes to accounting rules and regulations or new interpretations of existing accounting standards. These changes may include, without limitation, changes to lease accounting standards. In addition, from time to time, we could incur impairment charges that adversely affect our operating results. For example, changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of intangible assets (such as our goodwill or trade name) or long-lived assets in accordance with applicable accounting guidance. In the event that we determine our intangible or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations.

Changes to the U.S. tax laws and in our effective tax rate may have a material impact on our business.

Our effective income tax rate is influenced by a number of factors. Changes in the tax laws (including those related to the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”), the interpretation of existing laws or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations.

The Internal Revenue Service is continuing to issue guidance related to the Tax Act and there can be no assurance that we will not be required to record charges to income in future periods as the proposed regulations are released.

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

The trading price of our common stock could be volatile, and our stockholders can lose all or part of their investment. The following factors, in addition to other factors described in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

●	quarterly variations in our operating results compared to market expectations;
●	changes in the preferences of our customers;
●	low comparable store sales growth compared to market expectations;
●	delays in the planned openings of new stores;
●	the failure of securities analysts to cover the Company or changes in analysts’ financial estimates;
●	economic, legal, regulatory and political factors unrelated to our performance, including the imposition of tariffs or other trade restrictions;
●	changes in consumer spending or the housing market;
●	events beyond our control, such as war, terrorist attacks, epidemic or pandemic illness (such as COVID-19), transportation, freight and fuel prices, natural disasters or severe weather;
●	increased competition or stock price performance of our competitors;

●	future sales of our common stock or the perception that such sales may occur;
●	changes in senior management or key personnel;
●	investor perceptions of us and the retail industry;
●	new regulatory pronouncements and changes in regulatory guidelines;
●	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
●	action by institutional stockholders or other large stockholders;
●	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
●	speculation in the press or investment community; and
●	the other factors listed in this “Risk Factors” section.

In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market and industry factors may significantly reduce the market price of our common stock, regardless of our operating performance.

Because certain existing stockholders hold a significant percentage of our common stock, they may influence major corporate decisions and their interests may conflict with your interests as an owner of our common stock and those of the Company.

AEA currently owns approximately 16.4% of our common stock. Pursuant to the Second Amended and Restated Stockholders' Agreement, dated as of July 22, 2016, among the Company and certain affiliates of AEA and Starr Investments, as long as certain affiliates of AEA, in the aggregate, hold at least 10% of our outstanding common stock, AEA shall be entitled to nominate at least one individual for election to our board, and our board and nominating committee thereof shall nominate and recommend to our stockholders that such individual be elected to our board. Consequently, although we are no longer a controlled company, AEA continues to exercise the right to nominate a director to our Board and to be able to influence our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions.

AEA may have interests that are different from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to such stockholders' interests. In addition, AEA’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent stockholders from realizing a premium over the market price for their common stock.

Additionally, AEA is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. AEA may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that AEA’s interests may differ from their interests in material respects.

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

Moreover, the approximately 16.4% of our outstanding common stock held by AEA and the approximately 6.7% of our outstanding common stock held by Starr Investments has been registered for resale on Form S-3. Pursuant to the registration rights agreement to which we and such holders are parties, these holders have the right, subject to certain conditions, to require us to facilitate future offerings of their shares, which would result in their shares becoming freely tradable without restriction under the Securities Act, unless purchased by affiliates (as defined in Rule 144 under the Securities Act). In November 2018, the shares of our common stock owned by Starr Investments became eligible for sale without registration pursuant to Rule 144 of the Securities Act, but such shares may still be sold in connection with future offerings pursuant to the registration rights agreement. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

As of May 15, 2020, we had 64,185,751 shares of common stock outstanding. Of these shares, all but the 10,536,504 shares of our common stock held by AEA, as well as the shares held by our executive officers and directors, are freely transferable without restriction or further registration under the Securities Act.

On April 5, 2017, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless held by our affiliates. As of January 25, 2020, there were stock options outstanding to purchase a total of 5,825,516 shares of our common stock and 748,512 shares of our common stock subject to restricted stock units. In addition, as of January 25, 2020, 4,917,609 shares of our common stock were reserved for future issuance under our Equity Incentive Plan.

If securities or industry analysts do not publish or cease publishing research or reports about At Home, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about At Home and the retail industry. One or more analysts could downgrade our common stock or issue other negative commentary about At Home or our industry. In addition, if one or more of these analysts cease coverage of At Home, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

●	establishing a classified board of directors such that not all members of the board are elected at one time;
●	allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the stockholders’ agreement) to fill any vacancy on the board;
●	limiting the ability of stockholders to remove directors without cause;

●	authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;
●	prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);
●	eliminating the ability of stockholders to call a special meeting of stockholders;
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and
●	requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws.

In addition, while we have opted out of Section 203 of the DGCL, our second amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

●	prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
●	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
●	at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.

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

Under certain circumstances, this provision will make it more difficult for a person who qualifies as an “interested stockholder” to effect certain business combinations with our Company for a three-year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors in order to avoid the stockholder approval requirement if our board of directors approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that our stockholders may otherwise deem to be in their best interests.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take corporate actions other than those that our stockholders desire.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

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

To continue to comply with the requirements of being a public company, we have undertaken various actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. For example, in the past, certain matters involving our internal controls over financial reporting that constituted “material weaknesses” were identified and have since been remediated, which related to our limited accounting personnel and other resources at the time, as well as our adoption of public company standards. If we identify any additional material weaknesses in our internal control over financial reporting or are unable to assert that our internal control over financial reporting is effective, if we are required to make further restatements of our financial statements, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting , investors may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our common stock may be adversely affected, and we could become subject to sanctions or investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to the capital markets.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act and the NYSE. These requirements place a strain on our management, systems and resources and we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and the NYSE’s requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect that continuing compliance with these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to maintain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters, distribution centers and the majority of our store properties. Our store locations are generally anchor, stand-alone or mall-enclosed locations that range between 75,000 and 165,000 square feet, averaging approximately 105,000 square feet per store. As of January 25, 2020, we operated 212 stores across the United States, of which 199 are leased and 13 are owned locations. Our leases generally have a term of 5 to 20 years, with renewal options that generally range from 5 to 20 years and are subject to escalating rent increases. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these store properties. A limited number of our leases require the payment of contingent rent based on a specified percentage of stores’ gross sales, as defined in the lease agreement, and are subject to certain limitations. A summary of our store locations by state as of January 25, 2020 is below:

Location	Store(s)	Location	Store(s)

Alabama	5	Missouri	6
Arizona	7	Nebraska	2
Arkansas	2	Nevada	1
California	3	New Jersey	4
Colorado	4	New Mexico	1
Connecticut	1	New York	6
Florida	9	North Carolina	5
Georgia	12	Ohio	12
Idaho	1	Oklahoma	3
Illinois	7	Pennsylvania	9
Indiana	8	Rhode Island	1
Iowa	3	South Carolina	2
Kansas	2	South Dakota	1
Kentucky	4	Tennessee	9
Louisiana	4	Texas	37
Maryland	4	Utah	5
Massachusetts	2	Virginia	8
Michigan	9	Washington	3
Minnesota	2	Wisconsin	5
Mississippi	3

		Total	212

We lease a 592,000 square foot distribution center in Plano, Texas, which also serves as our corporate headquarters. The lease will expire in 2036 and we have options to renew the lease for an additional period of up to 20 years. At the beginning of fiscal year 2020, we opened an 800,000 square foot second distribution center in Carlisle, Pennsylvania. The lease will expire in 2031 and we have options to renew the lease for an additional period of up to 10 years. We believe that our current facilities will be sufficient to support more than 350 stores. We also lease an additional 555,000 square foot warehouse premises located in Garland, Texas, for initial inventory build-up for new store openings. The lease will expire in 2024 and we have options to renew the lease for an additional period of up to five years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the symbol “HOME”. As of January 25, 2020, there were approximately six holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of shares of At Home Group Inc.’s common stock against the cumulative total return of S&P 500 Index and S&P 500 Specialty Retail Index from August 4, 2016 (the date our common stock commenced trading on the NYSE) through January 25, 2020. The comparison of the cumulative total returns for each investment assumes that $100 was invested in At Home Group Inc. common stock and the respective indices on August 4, 2016 through January 25, 2020 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

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

HOME
S&P 500
S&P 500 / Specialty Retail
$250
$200
$150
$100
$50
$-
8/4/2016
1/28/2017
7/29/2017
1/27/2018
7/28/2018
1/26/2019
7/27/2019
1/25/2020

	8/4/2016	1/28/2017	7/29/2017	01/27/2018	7/28/2018	1/26/2019	7/27/2019	1/25/2020

At Home Group Inc.	$100	$100.93	$151.80	$224.87	$238.40	$149.53	$40.73	$40.00
S&P 500 Index	100	106.03	114.22	132.74	130.24	123.13	139.81	152.27
S&P 500 Specialty Retail Index	100	97.95	94.75	126.25	123.36	118.76	139.16	149.26

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data for each of the years ended January 25, 2020, January 26, 2019 and January 27, 2018, and the selected consolidated balance sheet data as of January 25, 2020 and January 26, 2019 have been derived from our audited consolidated financial statements, which are included in “Item 15. Exhibits and Financial Statement Schedules”. The selected consolidated financial data for the fiscal years ended January 28, 2017 and January 30, 2016 and the consolidated balance sheet data as of January 27, 2018, January 28, 2017 and January 30, 2016 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the last Saturday in January. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations for each of the fiscal years ended January 25, 2020, January 26, 2019, January 27, 2018, January 28, 2017 and January 30, 2016. The historical results presented below are not necessarily indicative of the results to be expected for any future period and are reported in thousands, except for per share data and operational data. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	January 28, 2017	January 30, 2016
Statement of Operations Data:
Net sales	$1,365,035	$1,165,899	$950,528	$765,635	$622,161
Cost of sales	977,083	780,048	643,570	518,155	421,750
Gross profit	387,952	385,851	306,958	247,480	200,411
Operating expenses
Selling, general and administrative expenses	302,300	303,453	211,057	170,556	135,716
Impairment charges	255,230	—	2,422	—	—
Depreciation and amortization	7,626	6,363	6,118	4,247	2,476
Total operating expenses	565,156	309,816	219,597	174,803	138,192
Gain on sale-leaseback	17,742	—	—	—	—
Operating (loss) income	(159,462)	76,035	87,361	72,677	62,219
Interest expense, net	31,801	27,056	21,704	27,174	36,759
Loss on extinguishment of debt	—	—	—	2,715	36,046
Loss (income) before income taxes	(191,263)	48,979	65,657	42,788	(10,586)
Income tax provision (benefit)	23,172	(17)	33,845	15,722	(14,160)
Net (loss) income	$(214,435)	$48,996	$31,812	$27,066	$3,574
Per Share Data:
Net (loss) income per common share:
Basic	$(3.35)	$0.78	$0.53	$0.49	$0.07
Diluted	$(3.35)	$0.74	$0.50	$0.48	$0.07
Weighted average shares outstanding:
Basic	63,975,633	62,936,959	60,503,860	55,414,037	50,836,727
Diluted	63,975,633	66,299,646	63,712,003	56,892,183	51,732,752
Balance Sheet Data:
Cash and cash equivalents	$12,082	$10,951	$8,525	$7,092	$5,428
Inventories, net	417,763	382,023	269,844	243,795	176,388
Property and equipment, net	714,188	682,663	466,264	340,358	272,776
Total assets	2,679,547	1,726,206	1,374,241	1,214,471	1,055,639
Current portion of long-term debt and financing obligations	4,862	4,049	3,474	3,691	3,789
Long-term debt	334,251	336,435	289,902	299,606	422,610
Financing obligations	—	35,038	19,690	19,937	19,017
Total shareholders' equity	608,611	711,086	590,879	534,870	369,153
Operational Data:
Total stores at end of period	212	180	149	123	100
New stores opened	36	34	28	24	20
Comparable store sales	(1.7)%	2.7%	6.5%	3.7%	3.9%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with “Item 6. Selected Financial and Operating Data” and our consolidated financial statements and related notes of At Home Group Inc. included in Item 15 of this Annual Report on Form 10-K. You should review “Item 1A. Risk Factors” section of this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in the following discussion and analysis. For discussion related to changes in financial condition and the results of operations for fiscal year 2018-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019, which was filed with the Securities and Exchange Commission on March 27, 2019.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020, references herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019 and references herein to “fiscal year 2018” relate to the 52 weeks ending January 27, 2018.

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

Our management team, brand identity, real estate capabilities, automated distribution centers and information systems continue to enable us to expand our store base while maintaining our profitability.

As of January 25, 2020, our store base is comprised of 212 large format stores across 39 states, averaging approximately 105,000 square feet per store. Over the past five completed fiscal years we have opened 142 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

Recent Developments

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and has been substantially impacting our business, results of operations and financial condition.

Following government mandates in certain locations as well as increasing advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. Approximately 80% of our stores are fully open to foot traffic, and fewer than 10 stores remain closed to both foot traffic and curbside pickup, as of the filing of this report. At this time, the COVID-19 pandemic and resulting store closures have been causing a decline in revenue and cash flow from operations, adverse effects on store traffic, supply chain disruption, disruption in our ability to maintain appropriate staffing levels, and has resulted in incremental costs which have disrupted our operations and adversely affected our business, results of operations and financial condition in fiscal year 2021. While we have plans for fully reopening our remaining stores in the future, these plans depend on a number of factors, including applicable regulatory restrictions, and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal operations.

The temporary closure of our stores and decline in store traffic due to the COVID-19 pandemic has resulted in significantly declined cash flows from operations. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate or extend store closures, or as to how long any such closure would continue. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. We may not have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, and our efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, may not be successful. On March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million on our ABL Facility. Additionally, we are seeking to amend our ABL Facility to provide for further incremental borrowings but there is no assurance that we will be successful in borrowing such incremental funds and such additional borrowings may lead to fees, increased interest rates and interest expense, and additional restrictive covenants and other lender protections.

Our customers may also be negatively affected by layoffs, work reductions or financial hardship as a result of the global outbreak of COVID-19, which could negatively impact demand for our products as customers delay or reduce discretionary purchases. Even once we are able to fully reopen our stores, health concerns could continue and could cause employees or customers to avoid gathering in public places, which could have an adverse effect on store traffic or the ability to adequately staff our stores. Any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 would continue to result in a loss of revenue and profits and could result in other material adverse effects.

The negative impact of the outbreak of COVID-19 could result in an adverse impact to manufacturing activity and supply chains, including as a result of work stoppages, factory and other business closings, slowdowns or delays, or if we fail to make timely payments to our suppliers. In addition, there may be restrictions and limitations placed on workers and factories, including shelter-in-place and stay-at-home orders and other limitations on the ability to travel and return to work, which could result in shortages or delays in production or shipment of products.

The extent of the impact of COVID-19 on our business, results of operations and financial results will depend largely on future developments, including the duration and spread of the outbreak within the United States and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. While we continue to explore all options for preserving and increasing sources of liquidity, such as potential increases in our existing financing facilities or entry into new facilities, expense reduction initiatives, and negotiation with counterparties such as landlords and suppliers to extend or otherwise revise payment terms, we do not expect that such efforts will fully offset the adverse impact on us of a prolonged disruption to our business. The ultimate extent to which the outbreak of COVID-19 may impact our business is uncertain and the full effect it may have on our financial performance cannot be quantified at this time. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations.

We have also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing a significant number of employees; (ii) temporary tiered salary reductions for corporate employees, including executive officers; (iii) deferring annual merit increases and bonuses; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) extending payment terms with our vendors; (vi) negotiating rent deferrals or rent abatements for a portion of our leases; and (vii) working to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in a reduction of customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs, and localized or global events such as the outbreak of epidemic or pandemic disease.

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

New store openings. We expect new stores will be a key driver of the growth in our sales and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As we continue to open new stores, competition among our stores within the same or adjacent geographic regions may impact the performance of our comparable store base. The performance of new stores may vary depending on various factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, the amount of store occupancy costs and the location of the new store, including whether it is located in a new or existing market. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. In addition, in response to the interest and excitement generated when we open a new store, the new stores generally experience higher net sales during the initial period of one to three months after which the new store’s net sales will begin to normalize as it reaches maturity within six months of opening, as further discussed below.

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

During fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion at the time of the outbreak. The ultimate duration and impact of this suspension is currently unknown.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past seven fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded distribution centers and enhanced information systems, including our warehouse and order management, e-commerce, POS, merchandise planning and inventory allocation systems, have enabled us to replicate our profitable store format and differentiated shopping experience. We have made investments relating to our second distribution center in Pennsylvania, which opened in the beginning of fiscal year 2020 and have incurred net operating costs in connection therewith during fiscal year 2020 that have impacted our operating margins. We expect to make additions and upgrades to these infrastructure investments in the future to continue to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The tariffs enacted in fiscal year 2019 did not have a material impact on our gross margin due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, the additional tariffs enacted in fiscal year 2020 led us to institute strategic price increases, which had a direct negative impact on comparable store sales. In addition, supply change disruption for reasons such as the outbreak or persistence of epidemic or pandemic disease, including the global COVID-19 pandemic, could have a negative impact on our results of operations.

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

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, including with respect to freight costs, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. We have faced and continue to face inflationary pressure on freight costs, which are being heightened by tariff-related shipment surges, port congestion and supply chain disruptions relating to the global outbreak of COVID-19. In response to increasing commodity prices, freight costs or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures include net sales, gross profit and gross margin, and selling, general and administrative expenses. In addition, we also review other important metrics such as Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income.

Net Sales

Net sales are derived from direct retail sales to customers in our stores, net of merchandise returns and discounts. Growth in net sales is impacted by opening new stores and increases and decreases in comparable store sales.

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

Comparable store sales allow us to evaluate how our store base is performing by measuring the change in period-over-period net sales in stores that have been open for the applicable period. Various factors affect comparable store sales, including:

●	consumer preferences (including changing consumer preferences in response to unforeseen events such as the global COVID-19 pandemic), buying trends and overall economic trends;

●	our ability to identify and respond effectively to customer preferences and trends;

●	our ability to provide an assortment of high quality and trend-right product offerings that generate new and repeat visits to our stores;

●	the customer experience we provide in our stores;

●	our ability to source and receive products accurately and timely;

●	changes in product pricing, including promotional activities;

●	the number of items purchased per store visit;

●	weather;

●	competition, including among our own stores within the same or adjacent geographic regions; and

●	timing and length of holiday shopping periods.

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

Adjusted EBITDA is defined as net (loss) income before net interest expense, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, stock-based compensation expense, impairment charges, gain on sale-leaseback, non-cash rent, initial public offering related non-cash stock-based compensation expense, non-cash stock-based compensation expense related to the nonqualified stock option to purchase 1,988,255 shares of our common stock at an exercise price per share of $38.35 (the “one-time CEO grant”) previously granted to Mr. Bird on June 12, 2018 and other adjustments. Fiscal year 2019 has been recast to show the illustrative impact of ASC 842, which is non-cash in nature. For a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of costs associated with new store openings and certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores and may not be comparable to similar measures reported by other companies. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past seven years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. Fiscal year 2019 has been recast to show the illustrative impact of ASC 842, which is non-cash in nature. For a reconciliation of Store-level Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Adjusted Net Income

Adjusted Net Income represents our net (loss) income, adjusted for impairment charges, gain on sale-leaseback, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises, non-cash stock-based compensation expense related to the one-time CEO grant and the deferred tax expense related to the cancellation thereof, costs associated with the resignation of our former Chief Financial Officer (the “CFO Transition”), costs associated with the restructuring of our merchandising department, losses incurred due to the modification of debt, loss on disposal of certain buildings and tax impacts associated with the Tax Act, costs related to the registration and sale of shares of our common stock on behalf of certain existing stockholders, and other transaction costs. Fiscal year 2019 has been recast to show the illustrative impact of ASC 842, which is non-cash in nature. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Statement of Operations Data:
Net sales	$1,365,035	$1,165,899	$950,528
Cost of sales	977,083	780,048	643,570
Gross profit	387,952	385,851	306,958
Operating expenses
Selling, general and administrative expenses	302,300	303,453	211,057
Impairment charges	255,230	—	2,422
Depreciation and amortization	7,626	6,363	6,118
Total operating expenses	565,156	309,816	219,597
Gain on sale-leaseback	17,742	—	—
Operating (loss) income	(159,462)	76,035	87,361
Interest expense, net	31,801	27,056	21,704
(Loss) income before income taxes	(191,263)	48,979	65,657
Income tax provision (benefit)	23,172	(17)	33,845
Net (loss) income	$(214,435)	$48,996	$31,812
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.6%	66.9%	67.7%
Gross profit	28.4%	33.1%	32.3%
Operating expenses
Selling, general and administrative expenses	22.1%	26.0%	22.2%
Impairment charges	18.7%	— %	0.3%
Depreciation and amortization	0.6%	0.5%	0.6%
Total operating expenses	41.4%	26.6%	23.1%
Gain on sale-leaseback	1.3%	— %	— %
Operating (loss) income	(11.7)%	6.5%	9.2%
Interest expense, net	2.3%	2.3%	2.3%
(Loss) income before income taxes	(14.0)%	4.2%	6.9%
Income tax provision (benefit)	1.7%	(0.0)%	3.6%
Net (loss) income	(15.7)%	4.2%	3.3%
Operational Data:
Total stores at end of period	212	180	149
New stores opened	36	34	28
Comparable store sales	(1.7)%	2.7%	6.5%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$294,900	$303,502	$252,452
Store-level Adjusted EBITDA margin(2)	21.6%	26.0%	26.6%
Adjusted EBITDA(2)	$175,333	$191,245	$160,799
Adjusted EBITDA margin(2)	12.8%	16.4%	16.9%
Adjusted Net Income(3)	$36,935	$77,240	$59,827
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

(2)	The following table reconciles our net (loss) income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Net (loss) income, as reported	$(214,435)	$48,996	$31,812
Interest expense, net	31,801	27,056	21,704
Income tax provision (benefit)	23,172	(17)	33,845
Depreciation and amortization(a)	69,418	56,529	48,777
EBITDA, as reported	(90,044)	132,564	$136,138
Impairment charges(b)	255,230	—	2,422
Gain on sale-leaseback(c)	(17,742)	—	—
Consulting and other professional services(d)	2,652	5,990	5,734
Stock-based compensation expense(e)	7,423	5,530	2,491
Stock-based compensation related to special one-time IPO bonus grant(f)	—	2,521	11,273
Stock-based compensation related to one-time CEO grant(g)	—	41,475	—
Non-cash rent(h)	15,998	4,499	3,334
Other(i)	1,816	3,827	(593)
Adjusted EBITDA, as reported	175,333	196,406	$160,799
Illustrative impact of ASC 842(j)	—	(5,161)	—
Adjusted EBITDA, as recast	175,333	191,245	160,799
Costs associated with new store openings(k)	24,166	18,656	16,504
Corporate overhead expenses(l)	95,401	90,839	75,149
Less illustrative impact of ASC 842(j)	—	5,161	—
Store-level Adjusted EBITDA, as reported	294,900	305,901	252,452
Illustrative impact of ASC 842(j)	—	(2,399)	—
Store-level Adjusted EBITDA, as recast	$294,900	$303,502	$252,452
(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of operations.

(b)	For fiscal year 2020, represents non-cash impairment charges of $250.0 million related to impairment of goodwill and $5.2 million in connection with store closure and relocation decisions. For fiscal year 2018, represents an impairment charge of $2.4 million following the resolution of a legal matter.

(c)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the consolidated statements of operations in accordance with ASC 842.

(d)	Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders and other transaction costs.

(e)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors.

(f)	Non-cash stock-based compensation expense associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(g)	Non-cash stock-based compensation expense associated with the one-time CEO Grant that vested and was fully recognized in the second fiscal quarter 2019, which we do not consider in our evaluation of our ongoing performance. On September 12, 2019, the one-time CEO grant was cancelled for no consideration. See Note 14 – “Stock-Based Compensation” to the Consolidated Financial Statements.

(h)	Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(8.8) million and $(6.3) million for fiscal years 2019 and 2018, respectively. We did not recognize deferred gains on sale-leaseback transactions in the fiscal year 2020 and will not recognize such deferred gains going forward, per the adoption of new lease accounting standards set out in ASC 842. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for fiscal year 2020, costs incurred of $1.4 million related to the restructuring of our merchandising department and
●	for fiscal year 2019, costs incurred of $2.4 million related to the CFO Transition, payroll tax expense of $0.8 million related to the exercise of stock options and $0.5 million related to the one-time loss incurred related to the acquisition of land for the purposes of building a new store in fiscal year 2020 that had a pre-existing unusable structure on the premises that was demolished.

(j)	Represents the necessary adjustments to reflect management’s estimates of the impact of the adoption of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

(k)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened 36, 34 and 28 new stores in fiscal years 2020, 2019 and 2018, respectively.

(l)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability or performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. We anticipate that we will continue to incur corporate overhead expenses in future periods.

(3)	The following table reconciles our net (loss) income to Adjusted Net Income for the periods presented (in thousands):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Net (loss) income, as reported	$(214,435)	$48,996	$31,812
Adjustments:
Impairment charges(a)	255,230	—	2,422
Gain on sale-leaseback(b)	(17,742)	—	—
Loss on modification of debt(c)	—	—	179
Stock-based compensation related to special one-time IPO bonus grant(d)	—	2,521	11,273
Payroll tax expense related to special one-time IPO bonus stock option exercises(e)	46	69	—
Stock-based compensation related to one-time CEO grant(f)	—	41,475	—
CFO Transition costs(g)	—	2,393	—
Loss on disposal of building(h)	—	500	—
Merchandising department restructuring(i)	870	—	—
Other(j)	1,258	1,478	1,450
Tax impact of adjustments to net (loss) income(k)	2,383	(10,810)	(4,003)
Tax impact related to the cancellation of the one-time CEO grant(f)	9,338	—	—
Tax benefit related to special one-time IPO bonus stock option exercises(l)	(13)	(593)	—
Deferred tax impact related to Tax Act(m)	—	—	16,694
Adjusted Net Income, as reported	36,935	86,029	59,827
Illustrative impact of ASC 842(n)	—	(8,789)	—
Adjusted Net Income, as recast	$36,935	$77,240	$59,827
(a)	For fiscal year 2020, represents non-cash impairment charges of $250.0 million related to impairment of goodwill and $5.2 million in connection with store closure and relocation decisions. For fiscal year 2018, represents an impairment charge of $2.4 million following the resolution of a legal matter.

(b)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the consolidated statements of operations in accordance with ASC 842.

(c)	Non-cash loss due to a change in the ABL Facility lenders under the ABL Amendment resulting in immediate recognition of a portion of the related unamortized deferred debt issuance costs.

(d)	Non-cash stock-based compensation expense associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(e)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(f)	Non-cash stock-based compensation expense associated with the one-time CEO grant, which we do not consider in our evaluation of our ongoing performance. The one-time CEO grant vested and was fully recognized in the second fiscal quarter 2019. The one-time CEO grant was cancelled for no consideration resulting in the recognition of $9.3 million of deferred tax expense during the third quarter of fiscal year 2020.

(g)	Costs related to the CFO Transition in the third and fourth quarters of fiscal year 2019.

(h)	One-time loss incurred related to the acquisition of land for the purposes of building a new store in fiscal year 2020 that had a pre-existing unusable structure on the premises that was demolished.

(i)	Includes certain employee related costs incurred as part of restructuring our merchandising department.

(j)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including charges incurred in connection with the sale of shares of our common stock on behalf of certain existing stockholders and other transaction costs.

(k)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items for fiscal years 2020 and 2019 and excluding the revaluation of net deferred tax assets as a result of the Tax Act for fiscal year 2018. After giving effect to the adjustments to net (loss) income, the adjusted effective tax rate for fiscal years 2020, 2019 and 2018 was 23.7%, 11.7% and 26.1%, respectively.

(l)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

(m)	Represents the tax impact of the revaluation of net deferred tax assets in accordance with the Tax Act.

(n)	Represents the necessary adjustments to reflect management’s estimates of the impact of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

Fiscal Year Ended January 25, 2020 Compared to Fiscal Year Ended January 26, 2019

Net Sales

Net sales increased $199.1 million, or 17.1%, to $1,365.0 million for the fiscal year ended January 25, 2020 from $1,165.9 million for the fiscal year ended January 26, 2019. The increase was primarily driven by approximately $216.5 million of incremental revenue from the net addition of 32 new stores opened since January 26, 2019 as well as a number of stores that were opened during fiscal year 2018 but had not been open long enough to be included in the comparable store base. The increase in net sales was partially offset by comparable store sales, which decreased $17.4 million or 1.7% during the fiscal year ended January 25, 2020, driven primarily by a shorter holiday selling season and the resulting promotional environment during the fourth quarter and by adverse weather conditions during the first half of fiscal year 2020. To a lesser extent, fiscal year 2020 comparable store sales were also impacted by an unfavorable customer response in certain categories to tariff-related strategic price increases.

Cost of Sales

Cost of sales increased $197.1 million, or 25.3%, to $977.1 million for the fiscal year ended January 25, 2020 from $780.0 million for the fiscal year ended January 26, 2019. This increase was primarily driven by the 17.1% increase in net sales for the fiscal year ended January 25, 2020 compared to the fiscal year ended January 26, 2019, which resulted in a $115.0 million increase in merchandise costs. In addition, during the fiscal year ended January 25, 2020, we recognized a $54.7 million increase in store occupancy costs and an $11.6 million increase in depreciation and amortization, in each case as a result of new store openings since January 26, 2019.

Gross Profit and Gross Margin

Gross profit was $388.0 million for the fiscal year ended January 25, 2020, an increase of $2.1 million from $385.9 million for the fiscal year ended January 26, 2019. The increase in gross profit was primarily driven by increased sales volume from the net addition of 32 new stores opened since January 26, 2019, partially offset by unfavorability in product profit related to increased markdowns during the fiscal year ended January 25, 2020, the 1.7% decrease in comparable store sales, increased occupancy costs, the impact of the adoption of ASC 842 and costs associated with opening and operating our second distribution center. Gross margin decreased 470 basis points to 28.4% for the fiscal year ended January 25, 2020 from 33.1% of net sales for the fiscal year ended January 26, 2019. The decrease was primarily driven by a decrease in product profit related to increased markdowns during the fiscal year ended January 25, 2020, increased occupancy costs, the adoption of ASC 842 and costs associated with opening and operating our second distribution center. The decrease in gross margin was partially offset by improvement in inventory shrink.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $302.3 million for the fiscal year ended January 25, 2020 compared to $303.5 million for the fiscal year ended January 26, 2019, a decrease of $1.2 million or 0.4%. As a percentage of sales, SG&A decreased 390 basis points for the fiscal year ended January 25, 2020 to 22.1% from 26.0% for the fiscal year ended January 26, 2019, primarily due to the nonrecurrence of the prior fiscal year stock-based compensation expense of $41.5 million associated with the one-time CEO grant and a decrease in incentive compensation. This decrease was largely offset by increased store labor and advertising expenses to support our growth strategies.

Selling, general and administrative expenses include corporate overhead expenses, which decreased by $45.6 million, primarily as a result of the nonrecurrence of the $41.5 million one-time CEO grant and a decrease in incentive compensation. This decrease was partially offset by increased payroll expenses to support our growth strategies. Selling, general and administrative expenses also include expenses related to store operations, which increased by $34.4 million, primarily driven by additional headcount for our new stores, incremental store labor hours and an increase in pre-opening expenses due to the timing of new store openings, including initial indirect costs that are no longer capitalized due to the adoption of ASC 842.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $44.9 million for the year ended January 25, 2020 compared to $34.9 million for the year ended January 26, 2019, an increase of $10.0 million or 28.6%. The increase was driven by our efforts to increase traffic and build brand awareness.

Impairment Charges

During the fiscal year ended January 25, 2020, we recognized non-cash impairment charges of $250.0 million related to impairment of goodwill and $5.2 million in connection with store closure and relocation decisions. See Critical Accounting Policies and Use of Estimates for more information. No impairment charges were incurred during the fiscal year ended January 26, 2019.

Interest Expense, Net

Interest expense, net increased to $31.8 million for the fiscal year ended January 25, 2020 from $27.1 million for the fiscal year ended January 26, 2019, an increase of $4.7 million. The increase in interest expense is primarily due to increased borrowings under our Term Loan and ABL Facility to support our growth strategies partially offset by a reduction in interest expense related to the adoption of ASC 842.

Income Tax Provision

Income tax expense was $23.2 million for the fiscal year ended January 25, 2020 compared to income tax benefit of $0.0 million for the fiscal year ended January 26, 2019. The effective tax rate for the fiscal year ended January 25, 2020 was (12.1)% compared to 0.0% for the fiscal year ended January 26, 2019. The effective tax rate for the fiscal year ended January 25, 2020 differs from the federal statutory rate of 21.0% primarily due to the recognition of $52.5 million of permanent differences in tax expense related to impairment charges, $9.8 million of tax expense realized in connection with stock-based compensation and, to a lesser extent, the impact of state and local income taxes. The effective tax rate for the fiscal year ended January 26, 2019 differs from the federal statutory rate of 21.0% primarily due to the recognition of $9.8 million of excess tax benefit realized in connection with stock-based compensation and, to a lesser extent, the impact of state and local income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash generated by operating activities, proceeds from sale-leaseback transactions and borrowings under our ABL Facility and Term Loan Facilities (as described in “—Term Loan Facilities”). Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our ABL Facility. Our primary cash needs are for day-to-day operations, to provide for infrastructure investments in our stores, to invest in future projects such as e-commerce, to finance new store openings, to pay interest and principal on our indebtedness and to fund working capital requirements for seasonal inventory builds and new store inventory purchases.

In response to the global COVID-19 pandemic, we temporarily closed all of our stores nationwide, approximately 80% of which are fully open to foot traffic, and fewer than 10 stores remain closed to both foot traffic and curbside pickup, as of the filing of this report. The extent and duration of any such closure reinstatements could significantly adversely affect our cash flows from operations. In the event that our obligations exceed our cash generated from operations and currently available sources of liquidity, such as borrowings under our ABL Facility, our ability to meet our obligations when due could be adversely affected. There can be no assurance that additional or alternative sources of liquidity, such as amendments or extensions of our existing credit facilities, financing from new lenders or investors, or financing from capital markets transactions, would be available to us in the event they were needed. While we are currently exploring alternative sources of liquidity, including seeking to amend our ABL Facility to provide for further incremental borrowings, and have drawn $55 million under our ABL Facility as of March 12, 2020 to cover anticipated near-term cash needs, there can be no assurance that these efforts will be successful, and such additional borrowings may lead to fees, increased interest rates and interest expense, and additional restrictive covenants and other lender protections. It is anticipated that any such incremental borrowings will remain outstanding for the remainder of fiscal year 2021. Following the additional $55 million of borrowings under our ABL Facility, we had remaining borrowing capacity of approximately $51.3 million under the ABL Facility. As of April 25, 2020, the current weighted average interest rate for borrowings under the ABL Facility was approximately 2.18%.

The availability of liquidity from the sources described herein are subject to a range of risks and uncertainties, including those discussed under “Item 1A. Risk Factors”.

As of January 25, 2020, we had $12.1 million of cash and cash equivalents and $150.7 million in borrowing availability under our ABL Facility. At that date, there were $0.1 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities. The interest rate on the Term Loan Facilities is variable; based on the London Interbank Offered Rate (“LIBOR”) in effect at January 25, 2020, our obligations under the Term Loan Facilities bore interest at a rate of 5.4%. The Term Loan is repayable in equal quarterly installments of approximately $0.9 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 25, 2020 were approximately $123.5 million and consisted primarily of new store openings and $5.5 million invested in the second distribution center, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $123.3 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2020, we opened 32 new stores, net of three relocated stores and one store closure. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and proceeds from our ABL Facility.

In response to the COVID-19 pandemic, we have taken swift and decisive action to preserve liquidity, including temporarily suspending new store openings, collaborating with our vendors on payment terms and reducing non-essential expenses and inventory flows. While the ultimate duration and impact of this suspension of new store openings is unknown, it could have a material adverse effect on the execution of our growth strategy and our business, financial condition and results of operations. Additionally, on March 12, 2020, we elected to borrow an additional $55 million on our ABL Facility as a precautionary cash flow measure. We believe that our current cash position, net cash provided by operating activities, borrowings under our ABL Facility and sale-leaseback transactions, taking into consideration our actions to preserve liquidity, will be adequate to finance our operations, planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and for the foreseeable future thereafter. However, if cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our operating requirements, including as a result of further restrictions on store operations in future periods, we could be required to obtain additional debt financing in the near future. We may not be able to obtain equity or debt financing in the future when we need it or, if available, the terms may not be satisfactory to us and could be dilutive to our shareholders.

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

Sale-Leaseback Transactions

As part of our flexible real estate strategy, we utilize sale-leaseback transactions to finance investments previously made for the purchase of second generation properties and the construction of new store locations. This enhances our ability to access a range of locations and facilities efficiently. We factor sale-leaseback transactions into our capital allocation decisions. In order to support the execution of sale-leaseback transactions, we have relationships with certain REITs and other lenders that have demonstrated interest in our portfolio of assets.

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

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for the Term Loan in an aggregate principal amount of $350.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 25, 2020. The Term Loan is prepayable, in whole or in part, without premium at our option.

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

As of January 25, 2020, approximately $336.0 million was outstanding under the Term Loan. The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of January 25, 2020 and January 26, 2019, we were in compliance with all covenants prescribed under the Term Loan.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Credit Agreement from time to time to, among other things, increase the aggregate commitments available thereunder. In June 2019, in connection with the ABL Credit Agreement, we entered into a letter agreement with certain of the Lenders party to the ABL Credit Agreement (the “Commitment Increase Letter Agreement”) pursuant to which such Lenders agreed to increase their respective commitments by $75.0 million in the aggregate, with effect from June 14, 2019 (the “ABL Commitment Increase”). Following the ABL Commitment Increase, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million. The other terms of the ABL Facility were not changed by the Commitment Increase Letter Agreement. After giving effect to such amendments and the ABL Commitment Increase, as of January 25, 2020, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended).

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 4.00%, 3.80% and 2.90% for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

As of January 25, 2020, approximately $235.7 million was outstanding under the ABL Facility, approximately $0.1 million in face amount of letters of credit had been issued and we had availability of approximately $150.7 million. On March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million on our ABL Facility. Additionally, we are seeking to amend our ABL Facility to provide for further incremental borrowings but there is no assurance that we will be successful in borrowing such incremental funds and such additional borrowings may lead to fees, increased interest rates and interest expense, and additional restrictive covenants and other lender protections.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. As of January 25, 2020 and January 26, 2019, we were in compliance with all covenants under the ABL Facility. On April 24, 2020, we entered into a consent letter with lenders under our ABL Facility to extend the deadline for delivery of required audited financial statements for the fiscal year ended January 25, 2020 and we may need to seek further consents or waivers lenders in the coming months due to impact on our earnings of the COVID-19 pandemic. Any additional covenant waivers that may be required may lead to fees associated with obtaining the waiver, increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. In addition, our ability to provide additional lender protections under these facilities if necessary, including the granting of security interests in collateral, will be limited by the restrictions in our debt facilities.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Net Cash Provided by Operating Activities	$105,597	$86,334	$106,018
Net Cash Used in Investing Activities	(123,464)	(209,123)	(170,276)
Net Cash Provided by Financing Activities	16,486	127,730	65,209
(Decrease) increase in Cash, Cash Equivalents and Restricted Cash	(1,381)	4,941	951

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $105.6 million for the fiscal year ended January 25, 2020 compared to $86.3 million during the fiscal year ended January 26, 2019. The $19.3 million increase in cash provided by operating activities was primarily due to a reduction in the purchases of inventory of $76.4 million, partially offset by changes in the timing of payments of operating activities of approximately $43.0 million, an increase of approximately $12.2 million in cash paid for income taxes and an increase of approximately $6.7 million in cash paid for interest.

Net Cash Used in Investing Activities

Net cash used in investing activities was $123.5 million for the fiscal year ended January 25, 2020 compared to $209.1 million for the fiscal year ended January 26, 2019. The $85.6 million decrease in cash used in investing activities was driven by a decrease in net capital expenditures. Capital expenditures of $246.8 million for the fiscal year ended January 25, 2020 consisted of $221.0 million invested in new store growth and approximately $5.5 million invested in the second distribution center with the remaining $20.3 million primarily related to investments in information technology, maintenance expenditures and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16.5 million for the fiscal year ended January 25, 2020 compared to $127.7 million for the fiscal year ended January 26, 2019, a decrease of $111.2 million primarily due to the non-recurrence in fiscal year 2020 of the additional borrowings of $50.0 million under our Term Loan effected in 2019, a $44.4 million decrease in net borrowings under our ABL Facility and a $15.7 million decrease in proceeds from the exercise of stock options.

Contractual Obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 25, 2020, our contractual cash obligations over the next several periods were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease commitments(1)	$1,839,196	$143,885	$285,973	$287,347	$1,121,991
Finance lease commitments(1)	1,882	424	814	482	162
Long-term debt obligations(2)	341,806	4,548	337,258	—	—
Revolving credit facility(3)	235,670	235,670	—	—	—
Estimated interest payments(4)	41,518	20,927	20,591	—	—
Purchase commitments(5)	11,250	3,150	8,100
Contractual tax obligations(6)	551	551	—	—	—
Total	$2,471,873	$409,155	$652,736	$287,829	$1,122,153
(1)	Our operating and finance lease commitments include leases for property used in our operations.
(2)	Long-term debt obligations include principal payments due under our Term Loan and note payable.
(3)	Revolving credit facility includes principal payments due on our ABL Facility.
(4)	Interest expense on long-term debt includes future interest payments on outstanding obligations under our Term Loan and notes payable as well as payments due on our ABL Facility. Our ABL Facility bears interest at variable rates and this table is based on rates in effect as of January 25, 2020.
(5)	Includes commitments related to future inventory purchases.
(6)	Represents the liability reported in accordance with the provisions of ASC 740 (Topic 740 “Income Taxes”). For further information related to unrecognized tax benefits, see Note 9 – Income Taxes to the consolidated financial statements included in this Report.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. Our estimates below do not include the subsequent impact of the COVID-19 outbreak. More information on all of our significant accounting policies can be found in Note 1—Nature of Operations and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this report.

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

Physical inventory counts are performed for our stores at least once per year by a third-party inventory counting service for stores that have been in operation for at least one year. Inventory records are adjusted to reflect actual inventory counts and any resulting shortage (“shrinkage”) is recognized. Reserves for shrinkage are estimated and recorded throughout the fiscal year as a percentage of net sales based on the most recent physical inventory, in combination with historical experience. We have loss prevention programs and policies in place intended to mitigate shrinkage. A 10% increase in our estimated shrinkage reserve rate would have affected net loss by approximately $1.5 million for fiscal year 2020. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

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

We have the option to perform a qualitative assessment of goodwill rather than completing the quantitative assessment to determine whether it is more likely than not that the fair value of an operating segment is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the quantitative assessment. Otherwise, we may forego the quantitative assessment and do not need to perform any further testing.

During the third quarter of fiscal year 2020, because we experienced a decline in operating performance and uncertainty regarding the impact of tariffs on our margins, coupled with a decision to reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $569.7 million implied fair value of goodwill on our balance sheet at the time of testing. Further, as of our annual testing date of October 27, 2019, we determined that there had not been a significant change in facts and circumstances since our interim impairment testing date to warrant a different conclusion as to the fair value of our reporting unit. However, during the fourth quarter of fiscal year 2020, because we continued to experience a decline in operating performance, a sustained decline in our market capitalization and a downgrade of our Term Loan by certain rating agencies, we conducted an additional interim impairment testing of goodwill. Based on the results of our impairment test performed, we recognized a goodwill impairment charge of $250.0 million for the fiscal year ended January 25, 2020. No impairment of goodwill was recognized during the fiscal years ended January 26, 2019 or January 27, 2018. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. A 10% decrease in our projected net cash flows would have resulted in an additional impairment charge of approximately $110 million; while a 100 basis point increase in the discount rate would have resulted in an additional impairment charge of approximately $85 million. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

The goodwill impairment charge for the fiscal year ended January 25, 2020 does not include the subsequent impact of the COVID-19 outbreak as those conditions did not exist as of January 25, 2020. If future economic conditions continue to deteriorate, especially given the uncertainty of the impact of the global COVID-19 pandemic, or if our weighted average cost of capital increases, additional impairment charges could be required in the future. As of the end of the first quarter of fiscal year 2021, our market capitalization indicated goodwill would be fully impaired.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. During the fiscal year ended January 25, 2020, we recognized a non-cash impairment charge of $5.2 million in connection with store closure and relocation decisions. Based upon the review of our store-level assets, during the fiscal year ended January 27, 2018, we identified impairment in connection with certain property and equipment following the resolution of a legal matter and recognized a charge of $2.4 million. No impairment of long-term assets was recognized during the fiscal year ended January 26, 2019.

We test our indefinite-lived trade name intangible asset annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The carrying value of the At Home trade name as of January 25, 2020 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 25, 2020, January 26, 2019 or January 27, 2018.

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

We estimate fair value of each stock option grant on the date of grant based upon the Black-Scholes option pricing model, with the exception of a special one-time initial public offering transaction bonus grant which was valued on the date of grant using the Monte Carlo simulation method. For restricted stock unit awards and performance stock unit awards, grant date fair value is determined based upon the closing trading value of our common stock on the NYSE on the date of grant and our forfeiture assumptions are estimated based on historical experience.

The Black-Scholes option pricing model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including the following:

●	Expected term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled.

●	Expected volatility—The expected volatility is calculated based partially on the historical volatility of our common stock and partially on the historical volatility of the common stock of comparable companies.

●	Expected dividend yield—The expected dividend yield is based on our expectation of not paying dividends on its common stock for the foreseeable future.

●	Risk-free interest rate—The risk-free interest rate is the average U.S. Treasury rate in effect at the time of grant and with a maturity that approximates the expected term.

A 10% increase in our expected volatility would have increased the fair value of our options granted during fiscal year 2020 by approximately $0.7 million.

We used a Monte Carlo simulation model to determine the fair value of the special one-time initial public offering transaction bonus grant subject to market-based conditions. The stock option grants subject to market-based conditions have cliff vesting that began in the third quarter of fiscal year 2017 and continued into the second quarter of fiscal year 2019 subject to the achievement of market conditions. We valued the stock option grants as a single award with the related compensation cost recognized using a straight-line method over the derived service period. The expected volatility is based on a combination of historical and implied volatilities of the common stock for comparable companies.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our common stock on the date of grant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of January 25, 2020, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $5.7 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Furthermore, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR has been the subject of recent regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after 2021. While our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR.

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

Foreign Currency Risk

During the fiscal year ended January 25, 2020, we purchased approximately 65% of our merchandise from suppliers in foreign countries; however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-36 and are incorporated herein by reference.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 25, 2020. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 25, 2020. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our definitive proxy statement to be filed with respect to the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 – Election of Class I Directors,” “Board Matters – The Board of Directors,” “Board Matters – Director Background and Qualifications,” “Board Matters – Committees of the Board,” “Board Matters – Corporate Governance,” “Executive Officers,” “Additional Information – Delinquent Section 16(a) Reports” and “Additional Information – Presentation of Stockholder Proposals and Nominations at 2021 Annual Meeting.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Board Matters – Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Named Executive Officer Compensation Tables.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Additional Information – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Board Matters – Director Independence” and “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the following caption in our Proxy Statement, all of which is incorporated herein by reference: “Audit Committee Matters—Ernst & Young’s Fees and Services.”

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of At Home Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of At Home Group Inc. (the Company) as of January 25, 2020 and January 26, 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 25, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 25, 2020 and January 26, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 25, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 25, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 19, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2020 as a result of the modified retrospective adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill impairments in fiscal 2020 due to the adoption of ASU 2017-04, Simplifying the test for goodwill impairment.

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

May 19, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of At Home Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited At Home Group Inc.’s internal control over financial reporting as of January 25, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, At Home Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 25, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of January 25, 2020 and January 26, 2019, the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 25, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated May 19, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Dallas, Texas

May 19, 2020

AT HOME GROUP INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 25, 2020	January 26, 2019
Assets
Current assets:
Cash and cash equivalents	$12,082	$10,951
Inventories, net	417,763	382,023
Prepaid expenses	10,693	7,949
Other current assets	7,634	13,626
Total current assets	448,172	414,549
Operating lease right-of-use assets	1,176,920	—
Property and equipment, net	714,188	682,663
Goodwill	319,732	569,732
Trade name	1,458	1,458
Debt issuance costs, net	1,218	1,539
Restricted cash	3	2,515
Noncurrent deferred tax asset	16,815	52,805
Other assets	1,041	945
Total assets	$2,679,547	$1,726,206
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$119,191	$115,821
Accrued and other current liabilities	112,667	117,508
Revolving line of credit	235,670	221,010
Current portion of operating lease liabilities	65,188	—
Current portion of deferred rent	—	11,364
Current portion of long-term debt	4,862	4,049
Income taxes payable	137	—
Total current liabilities	537,715	469,752
Operating lease liabilities	1,195,564	—
Long-term debt	334,251	336,435
Financing obligations	—	35,038
Deferred rent	—	169,339
Other long-term liabilities	3,406	4,556
Total liabilities	2,070,936	1,015,120
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 64,106,061 and 63,609,684 shares issued and outstanding, respectively	641	636
Additional paid-in capital	657,038	643,677
(Accumulated deficit) retained earnings	(49,068)	66,773
Total shareholders' equity	608,611	711,086
Total liabilities and shareholders' equity	$2,679,547	$1,726,206

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Net sales	$1,365,035	$1,165,899	$950,528
Cost of sales	977,083	780,048	643,570
Gross profit	387,952	385,851	306,958

Operating expenses
Selling, general and administrative expenses	302,300	303,453	211,057
Impairment charges	255,230	—	2,422
Depreciation and amortization	7,626	6,363	6,118
Total operating expenses	565,156	309,816	219,597
Gain on sale-leaseback	17,742	—	—

Operating (loss) income	(159,462)	76,035	87,361
Interest expense, net	31,801	27,056	21,704
(Loss) income before income taxes	(191,263)	48,979	65,657
Income tax provision (benefit)	23,172	(17)	33,845
Net (loss) income	$(214,435)	$48,996	$31,812

Earnings per share:
Net (loss) income per common share:
Basic	$(3.35)	$0.78	$0.53
Diluted	$(3.35)	$0.74	$0.50
Weighted average shares outstanding:
Basic	63,975,633	62,936,959	60,503,860
Diluted	63,975,633	66,299,646	63,712,003

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance, January 28, 2017	60,366,768	$604	$548,301	$(14,035)	$534,870
Stock-based compensation	-	-	13,764	-	13,764
Exercise of stock options and other awards	1,056,630	10	10,423	-	10,433
Net income	-	-	-	31,812	31,812
Balance, January 27, 2018	61,423,398	614	572,488	17,777	590,879
Stock-based compensation	-	-	49,526	-	49,526
Exercise of stock options	2,186,286	22	21,663	-	21,685
Net income	-	-	-	48,996	48,996
Balance, January 26, 2019	63,609,684	636	643,677	66,773	711,086
Adoption of ASU No. 2016-02, Leases (ASC 842), net of $32,743 in deferred taxes	-	-	-	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	-	-	7,423	-	7,423
Exercise of stock options and other awards	496,377	5	5,938	-	5,943
Net loss	-	-	-	(214,435)	(214,435)
Balance, January 25, 2020	64,106,061	$641	$657,038	$(49,068)	$608,611

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018
Operating Activities
Net (loss) income	$(214,435)	$48,996	$31,812
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69,418	56,529	48,777
Non-cash lease expense	68,009	—	—
Impairment charges	255,230	—	2,422
Non-cash interest expense	2,251	2,181	2,060
Gain on sale-leaseback	(17,742)	—	—
Amortization of deferred gain on sale-leaseback	—	(8,751)	(6,267)
Deferred income taxes	3,247	(19,244)	7,174
Stock-based compensation	7,423	49,526	13,764
Other non-cash losses, net	1,398	553	100
Changes in operating assets and liabilities:
Inventories	(35,740)	(112,179)	(26,049)
Prepaid expenses and other current assets	(1,619)	989	(13,495)
Other assets	(96)	(629)	233
Accounts payable	4,149	29,261	25,247
Accrued liabilities	3,219	19,156	14,285
Income taxes payable	137	—	(7,265)
Operating lease liabilities	(39,252)	—	—
Deferred rent	—	19,946	13,220
Net cash provided by operating activities	105,597	86,334	106,018
Investing Activities
Purchase of property and equipment	(246,758)	(357,521)	(232,698)
Net proceeds from sale of property and equipment	123,294	148,398	62,422
Net cash used in investing activities	(123,464)	(209,123)	(170,276)
Financing Activities
Payments under lines of credit	(876,510)	(721,177)	(389,126)
Proceeds from lines of credit	891,170	780,187	449,551
Payment of debt issuance costs	(160)	(1,009)	(1,906)
Proceeds from issuance of long-term debt	—	50,000	6,162
Payments on financing obligations	—	(265)	(176)
Proceeds from financing obligations	—	1,625	—
Payments on long-term debt	(3,957)	(3,316)	(9,729)
Proceeds from exercise of stock options	5,943	21,685	10,433
Net cash provided by financing activities	16,486	127,730	65,209
(Decrease) increase in cash, cash equivalents and restricted cash	(1,381)	4,941	951
Cash, cash equivalents and restricted cash, beginning of period	13,466	8,525	7,574
Cash, cash equivalents and restricted cash, end of period	$12,085	$13,466	$8,525

Supplemental Cash Flow Information
Cash paid for interest	$29,964	$23,297	$19,284
Cash paid for income taxes	$29,246	$17,013	$42,979
Supplemental Information for Non-cash Investing and Financing Activities
(Decrease) increase in current liabilities of property and equipment	$(10,415)	$14,297	$(1,210)
Property and equipment reduction due to sale-leaseback	$—	$(111,932)	$(46,184)
Property and equipment additions due to build-to-suit lease transactions	$—	$13,679	$—

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Description of Business

At Home is a home décor superstore focused exclusively on providing a broad assortment of products for any room, in any style, for any budget. As of January 25, 2020, we operated 212 home décor superstores in 39 states, primarily in the South Central, Southeastern, Mid-Atlantic and Midwestern regions of the United States. At Home is owned and operated by At Home Group Inc. and its wholly-owned subsidiaries. All references to “we”, “us”, “our” and the “Company” and similar expressions are references to At Home Group Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Initial and Secondary Public Offerings

On August 3, 2016, our Registration Statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC pursuant to which we registered an aggregate of 9,967,050 shares of our common stock (including 1,300,050 shares subject to the underwriters' over-allotment option). Our common stock began trading on the New York Stock Exchange (the “NYSE”) on August 4, 2016 under the ticker symbol “HOME”.

Following our IPO on August 4, 2016, we completed several secondary equity offerings of shares of common stock held by AEA Investors LP (collectively, “AEA”) and Starr Investment Holdings, LLC (“Starr Investments). We did not sell any shares of our common stock in, or receive any proceeds from, these secondary offerings. As of January 25, 2020, AEA held approximately 16.4% of our outstanding common stock and Starr Investments held approximately 6.7% of our outstanding common stock.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2020” relate to the 52 weeks ended January 25, 2020, references herein to “fiscal year 2019” relate to the 52 weeks ended January 26, 2019, and references herein to “fiscal year 2018” relate to the 52 weeks ended January 27, 2018.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the consolidated financial statements and the accompanying notes, including:

●	loss on disposal of fixed assets is now included within other non-cash losses, net on the consolidated statement of cash flows; and
●	the disaggregation of net sales has been adjusted between product categories within Note 8 – Revenue Recognition.

These reclassifications had no effect on previously reported results of operations or retained earnings.

Segment Information

Management has determined that we have one operating segment, and therefore, one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis. All of our assets are located in and all of our revenue is derived in the United States.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less as well as credit card receivables. At January 25, 2020 and January 26, 2019, our cash and cash equivalents were comprised primarily of credit card receivables.

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

	January 25, 2020	January 26, 2019

Cash and cash equivalents	$12,082	$10,951
Restricted cash	3	2,515
Cash, cash equivalents and restricted cash	$12,085	$13,466

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

We expense all costs for internal-use software and hosting arrangements related to a service contract incurred in the preliminary project stage. Certain direct costs incurred at later stages and associated with the development and purchase of internal-use software and hosting arrangements related to a service contract, including external costs for services and internal payroll costs related to the software project, are capitalized within property and equipment in the accompanying consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the asset, generally between three and five years. For the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, we capitalized costs of $9.7 million, $3.1 million and $4.3 million, respectively. Amortization expense related to capitalized costs totaled $6.0 million, $4.9 million and $4.4 million during the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

We capitalize major replacements and improvements and expense routine maintenance and repairs as incurred. We remove the cost of assets sold or retired and the related accumulated depreciation or amortization from the consolidated balance sheets and include any resulting gain or loss in the accompanying consolidated statements of operations.

Capitalized Interest

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Our capitalized interest cost was approximately $2.1 million, $3.1 million and $1.3 million for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

The fair value of all current financial instruments, including cash and cash equivalents and accounts payable, approximates carrying value because of the short-term nature of these instruments. We have variable and fixed rates on our long-term debt. The fair value of long-term debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. We determine fair value on our fixed rate debt by using quoted market prices and current interest rates.

At January 25, 2020, the fair value of our fixed rate mortgage due August 22, 2022 was $6.0 million, which was approximately $0.2 million above the carrying value of $5.8 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

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

We have the option to perform a qualitative assessment of goodwill rather than completing the quantitative assessment to determine whether it is more likely than not that the fair value of an operating segment is less than its

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the quantitative assessment. Otherwise, we may forego the quantitative assessment and do not need to perform any further testing.

During the third quarter of fiscal year 2020, because we experienced a decline in operating performance and uncertainty regarding the impact of tariffs on our margins, coupled with a decision to reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $569.7 million implied fair value of goodwill on our balance sheet at the time of testing. Further, as of our annual testing date of October 27, 2019, we determined that there had not been a significant change in facts and circumstances since our interim impairment testing date to warrant a different conclusion as to the fair value of our reporting unit. However, during the fourth quarter of fiscal year 2020, because we continued to experience a decline in operating performance, a sustained decline in our market capitalization and a downgrade of our Term Loan by certain rating agencies, we conducted an additional interim impairment testing of goodwill. Based on the results of our impairment test performed, we recognized a goodwill impairment charge of $250.0 million for the fiscal year ended January 25, 2020.

No impairment of goodwill was recognized during the fiscal years ended January 26, 2019 or January 27, 2018. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. The goodwill impairment charge for the fiscal year ended January 25, 2020 does not include the subsequent impact of the global outbreak of COVID-19 as those conditions did not exist as of January 25, 2020. Additionally, future impairment charges could be required if we do not achieve our current net sales and profitability projections, which would occur if we are not able to meet our new store growth targets, if future economic conditions deteriorate, especially given the uncertainty of the impact of the global outbreak of COVID-19, or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations. A 10% decrease in our projected net cash flows would have resulted in an additional impairment charge of approximately $110 million; while a 100 basis point increase in the discount rate would have resulted in an additional impairment charge of approximately $85 million.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. During the fiscal year ended January 25, 2020, we recognized a non-cash impairment charge of $5.2 million

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

in connection with store closure and relocation decisions. Based upon the review of our store-level assets, during the fiscal year ended January 27, 2018, we identified impairment in connection with certain property and equipment following the resolution of a legal matter and recognized a charge of $2.4 million. No impairment of long-term assets was recognized during the fiscal year ended January 26, 2019.

We test our indefinite-lived trade name intangible asset annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The carrying value of the At Home trade name as of January 25, 2020 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 25, 2020, January 26, 2019 or January 27, 2018.

Debt Issuance Costs

Debt issuance costs are costs incurred in connection with obtaining or modifying financing arrangements. These costs are capitalized as a direct deduction from the carrying value of the debt, other than costs incurred in conjunction with our line of credit, which are capitalized as an asset, and amortized over the term of the respective debt agreements.

Total amortization expense related to debt issuance costs was approximately $2.2 million, $1.8 million and $1.9 million for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

Insurance Liabilities

For the period from December 1, 2013 through January 25, 2020, we were fully insured for workers' compensation and commercial general liability claims. Prior to that period, we used a combination of commercial insurance and self-insurance for workers' compensation and commercial general liability claims and purchased insurance coverage that limited our aggregate exposure for individual claims to $250,000 per workers' compensation and commercial general liability claim.

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

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned within 60 days from the purchase date and provide a reserve for estimated returns. See Note 8—Revenue Recognition.

Cost of Sales

Cost of sales are included in merchandise inventories and expensed as the merchandise is sold. We include the following expenses in cost of sales:

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

●	cost of merchandise, net of inventory shrinkage, damages and vendor allowances;

●	inbound freight and internal transportation costs such as distribution center-to-store freight costs;

●	costs of operating our distribution center, including labor, occupancy costs, supplies and depreciation; and

●	store occupancy costs including rent, insurance, taxes, common area maintenance, utilities, repairs, maintenance and depreciation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include payroll, benefits and other personnel expenses for corporate and store employees, including stock-based compensation expense, consulting, legal and other professional services expenses, advertising expenses, occupancy costs for our corporate headquarters and various other expenses.

Store Pre-Opening Costs

We expense pre-opening costs for new stores as they are incurred. During the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, store pre-opening costs were approximately $26.7 million, $21.7 million and $17.9 million, respectively. Store pre-opening costs, such as occupancy expenses, advertising and labor are primarily included in selling, general and administrative expenses.

Marketing and Advertising

Marketing and advertising costs, exclusive of store pre-opening marketing and advertising expenses discussed above, include billboard, newspaper, radio, digital and other advertising mediums. Marketing and advertising costs are expensed when first run and included in selling, general and administrative expenses. Total marketing and advertising expenses were approximately $44.9 million, $34.9 million and $24.3 million for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

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

We estimate fair value of each stock option grant on the date of grant based upon the Black-Scholes option pricing model, with the exception of a special one-time initial public offering transaction bonus grant which was valued on the date of grant using the Monte Carlo simulation method. For restricted stock unit awards and performance stock unit awards, grant date fair value is determined based upon the closing trading value of our common stock on the NYSE on the date of grant and our forfeiture assumptions are estimated based on historical experience.

The Black-Scholes option pricing model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including the following:

●	Expected term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

●	Expected volatility—The expected volatility is calculated based partially on the historical volatility of our common stock and partially on the historical volatility of the common stock of comparable companies.

●	Expected dividend yield—The expected dividend yield is based on our expectation of not paying dividends on its common stock for the foreseeable future.

●	Risk-free interest rate—The risk-free interest rate is the average U.S. Treasury rate in effect at the time of grant and with a maturity that approximates the expected term.

We used a Monte Carlo simulation model to determine the fair value of the special one-time initial public offering transaction bonus grant subject to market-based conditions. The stock option grants subject to market-based conditions have cliff vesting that began in the third quarter of fiscal year 2017 and continued into the second quarter of fiscal year 2019 subject to the achievement of market conditions. We valued the stock option grants as a single award with the related compensation cost recognized using a straight-line method over the derived service period. The expected volatility is based on a combination of historical and implied volatilities of the common stock for comparable companies.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our common stock on the date of grant.

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

Recently Adopted Accounting Standards

On January 27, 2019, we adopted ASU No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”) using the prospective method. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement related to a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

internal-use software (and hosting arrangements that include an internal-use software license). As of January 25, 2020, we have incurred implementation costs of $3.9 million related to hosting arrangements related to a service contract that would meet our capitalization policy.

On January 27, 2019, we adopted ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (“ASU 2016-02” or “ASC 842”), using the modified retrospective approach. For more information, see Note 10 – Commitments and Contingencies.

On July 28, 2019, we early adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) using the prospective method. ASU 2017-04 simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under ASU 2017-04, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit.

2.    Property and Equipment

Property and equipment consists of the following (in thousands):

	January 25, 2020	January 26, 2019

Land	$67,674	$53,025
Buildings	119,302	132,881
Computer hardware and software	67,508	50,016
Equipment, furniture and fixtures	190,568	148,562
Leasehold improvements	464,791	365,099
Construction in progress	52,364	125,051
	962,207	874,634
Less: accumulated depreciation and amortization	(248,019)	(191,971)
Property and equipment, net	$714,188	$682,663

Depreciation and amortization expense for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018 totaled approximately $69.4 million, $56.5 million and $48.8 million, respectively. Approximately $61.8 million, $50.2 million and $42.7 million of depreciation and amortization expense is included in cost of sales for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively. In addition, we recorded $5.2 million in impairment charges in connection with store closure and relocation decisions for the fiscal year ended January 25, 2020 and $2.4 million in impairment charges for property and equipment following the resolution of a legal matter for the fiscal year ended January 27, 2018.

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

In March 2019, we sold five of our properties in Frederick, Maryland; Live Oak, Texas; Mansfield, Texas; Plano, Texas; and Whitehall, Pennsylvania for a total of $74.7 million, resulting in a net gain of $16.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $5.0 million, subject to annual escalations. The lease is being accounted for as an operating lease.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

4.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 25, 2020	January 26, 2019

Inventory in-transit	$21,047	$20,591
Accrued payroll and other employee-related liabilities	12,002	18,306
Accrued taxes, other than income	17,220	14,194
Accrued interest	5,346	5,756
Insurance liabilities	1,174	539
Gift card liability	9,224	7,784
Construction costs	7,090	14,548
Accrued inbound freight	19,803	15,236
Sales returns reserve	2,975	2,448
Other	16,786	18,106
Total accrued liabilities	$112,667	$117,508

5.    Revolving Line of Credit

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

We have amended the ABL Credit Agreement from time to time. After giving effect to such amendments and the ABL Commitment Increase, as of January 25, 2020, the amount of aggregate commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

Interest on borrowings under our ABL Facility is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the agent bank's LIBOR rate plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 4.00%, 3.80% and 2.90% for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

As of January 25, 2020, approximately $235.7 million was outstanding under the ABL Facility, approximately $0.1 million in face amount of letters of credit had been issued and we had availability of approximately $150.7 million.

The ABL Facility includes restrictions customarily found in such agreements on the ability of the ABL Borrowers and the subsidiary guarantors to incur additional liens and indebtedness, make investments and dispositions,

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

pay dividends to At Home Holding II Inc. (“At Home II”) or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the ABL Facility, the ABL Borrowers and the subsidiary guarantors are permitted to pay dividends to At Home II, (a) so long as after giving effect to such payment, (i) availability is equal to or greater than 15% of the loan cap (i.e., the lesser of (x) the aggregate lender commitments under the ABL Facility and (y) the borrowing base) and (ii) if availability is less than 20% of the loan cap, the consolidated fixed charge coverage ratio is equal to or greater than 1.0 to 1.0, and (b) pursuant to certain other limited exceptions. As of January 25, 2020 and January 26, 2019, we were in compliance with all covenants prescribed in the ABL Facility.

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

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 25, 2020	January 26, 2019

Term Loan	$335,982	$339,500
Note payable, bank(a)	5,825	5,969
Obligations under finance leases	1,533	733
Total debt	343,340	346,202
Less: current maturities	4,862	3,846
Less: unamortized deferred debt issuance costs	4,227	5,921
Long-term debt	$334,251	$336,435
(a)	Matures August 22, 2022; $34.5 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

Aggregate annual maturities of long-term debt, excluding finance lease obligations, are as follows (in thousands):

January 25, 2020

2021	$4,548
2022	2,797
2023	334,461
2024	—
2025	—
Thereafter	—
$341,806

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 25, 2020. The Term Loan is prepayable, in whole or in part, without premium at our option.

The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies, substantially similar to those described in respect of the ABL Facility. There are no financial maintenance covenants in the Term Loan. As of January 25, 2020 and January 26, 2019, we were in compliance with all covenants prescribed under the Term Loan.

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

The restricted net assets of At Home Group's consolidated subsidiaries was $608.6 million as of January 25, 2020.

7.    Related Party Transactions

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman and Chief Executive Officer. During the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. We paid MMI approximately $0.3 million for the year ended January 25, 2020 and $0.6 million for each of the fiscal years ended January 26, 2019 and January 27, 2018, primarily for fixtures, furniture and equipment. During the fourth quarter of fiscal year 2020, we made the decision to no longer utilize the services of or purchase fixtures, furniture and equipment from MMI.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

As noted in Note 1 – Nature of Operations and Summary of Significant Accounting Policies, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Home furnishings	43%	44%	45%
Accent décor	53	52	51
Other	4	4	4
Total	100%	100%	100%

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

We recognized approximately $16.3 million, $16.3 million and $12.9 million in gift card redemption revenue for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018. Of the total gift card redemption revenue, $3.6 million, $3.0 million and $2.2 million for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $9.2 million and $7.8 million as of January 25, 2020 and January 26, 2019, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through At Home branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, we recognized approximately $3.7 million, $3.2 million and $1.2 million, respectively, in revenue from our credit card program within net sales when earned.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

9.    Income Taxes

Our income tax provision is as follows (in thousands):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018
Current income tax expense
Federal	$16,867	$16,620	$23,786
State	3,058	2,607	2,885
Deferred income tax expense (benefit)
Federal	4,156	(16,343)	9,208
State	(909)	(2,901)	(2,034)
Income tax provision (benefit)	$23,172	$(17)	$33,845

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

Deferred tax assets and liabilities are determined based on the estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	January 25, 2020	January 26, 2019
Deferred tax assets
Inventory	$12,566	$9,283
Accruals	4,257	3,835
Deferred rent	—	11,311
Net operating losses	109	290
Deferred gains	—	33,181
Deferred compensation	7,370	16,400
Financing obligations	—	5,636
Deferred revenue	986	1,200
Prepaid rent	1,452	1,514
Operating lease liabilities	310,817	—
Intangible assets	1,338	1,184
Other, net	722	479
Total deferred tax assets	339,617	84,313
Deferred tax liabilities
Property and equipment	(33,153)	(31,420)
Operating lease right-of-use assets	(289,537)	—
Trade name	(112)	(88)
Total deferred tax liabilities	(322,802)	(31,508)
Net deferred tax asset	$16,815	$52,805

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. We believe the cumulative pre-tax income is a significant piece of positive evidence that allows us to consider other subjective evidence such as future forecasted pre-tax income. For the fiscal year ended January 25, 2020, after excluding impairment charges, and the fiscal years ended January 26, 2019 and

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

January 27, 2018, we continued to have three years of cumulative pre-tax income. In addition, taxable income exceeded pre-tax income for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018. We concluded that because of this positive evidence, as well as cumulative pre-tax income in recent fiscal years, it was more likely than not that our deferred tax assets would be realized in future years. Accordingly, during fiscal year 2020, we determined no valuation allowance was required.

We had approximately $3.0 million and $6.4 million of state net operating loss carryforwards at January 25, 2020 and January 26, 2019, respectively. The state net operating losses begin to expire in fiscal year 2024. During fiscal year 2018, we determined that the valuation allowance for state net operating losses was no longer necessary as we expect to fully utilize all net operating loss carryforward prior to expiration.

The reconciliation between the actual income tax provision and the income tax provision calculated at the federal statutory tax rate is as follows (dollars in thousands):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Income tax provision at the federal statutory rate	$(40,165)	$10,286	$22,297
Permanent differences	399	340	325
Impairment charges	52,500	—	—
State income taxes, net of federal income tax effect	1,843	(112)	596
Change in unrecognized tax benefits	(249)	(495)	(130)
Change in valuation allowance	—	—	(314)
Effect of the Tax Act	—	(524)	16,694
Equity-based compensation	9,115	(9,293)	(5,826)
Tax credits	(319)	(278)	(208)
Deferred adjustment	48	59	411
Income tax provision (benefit)	$23,172	$(17)	$33,845
Effective tax rate	(12.1)%	(0.0)%	51.5%

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

The total amount of unrecognized tax benefits as of January 25, 2020 was $0.6 million, $0.4 million of which would favorably impact the effective tax rate if resolved in our favor.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 25, 2020	January 26, 2019

Balance, beginning of period	$716	$1,688
Additions based on tax positions related to the current year	102	—
Additions based on tax positions related to the prior year	249	—
Subtractions based on tax positions related to the prior year	—	(443)
Settlements	(69)	(5)
Expiration of statute of limitations	(447)	(524)
Balance, end of period	$551	$716

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

We recognize accrued interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 25, 2020 and January 26, 2019, there was an immaterial amount in accrued penalties. As of January 25, 2020 and January 26, 2019, there was approximately $0.1 million in accrued interest. In addition, we released approximately $0.1 million in interest expense and penalties during each of the fiscal years ended January 25, 2020 and January 26, 2019 and recognized an immaterial amount of interest expense and penalties during the fiscal year ended January 27, 2018.

In the normal course of business, we are subject to examination by taxing authorities in U.S. Federal and U.S. state jurisdictions. The period subject to examination for our federal return is fiscal year 2017 and later and fiscal year 2016 and later for all major state tax returns. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust the provision for income tax in the period such resolution occurs.

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

We adopted the provisions of ASC 842 effective January 27, 2019, using the modified retrospective adoption method, which resulted in an adjustment to opening retained earnings of $98.6 million, net of $32.7 million in deferred taxes. We utilized the simplified transition option available in ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Related to the adoption of ASC 842, our policy elections were as follows:

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

In addition, ASC 842 eliminated the previous sale-leaseback and build-to-suit lease accounting guidance, which resulted in the derecognition of the following (in thousands):

	Balance Sheet	Derecognition as of
	Classification	January 27, 2019

Deferred gains on sale-leasebacks	Deferred rent	$121,874
Financing obligations(a)	Financing Obligations	35,241
Build-to-suit assets(a)	Property and equipment, net	(22,777)
Deferred tax asset	Noncurrent deferred tax asset	(32,743)
Other	Several	(3,001)
Adjustment to retained earnings	Retained earnings	$(98,594)
(a)	Build-to-suit assets and related financing obligation liabilities that remained on the balance sheet after the end of the construction period.

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

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of January 25, 2020, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have two real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the respective stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

The components of lease cost were as follows (in thousands):

Fiscal Year Ended
January 25, 2020

Operating lease cost(a)	$142,508
Variable lease cost	23,086
Finance lease cost:
Amortization of right-of-use assets	298
Interest on lease liabilities	129
Total lease cost(b)	$166,021
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the fiscal year ended January 25, 2020 was immaterial.

The table below presents additional information related to our leases as of January 25, 2020.

Weighted average remaining lease term
Operating leases	12.5	years
Finance leases	4.6	years
Weighted average discount rate
Operating leases	6.23%
Finance leases	8.28%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

Fiscal Year Ended
January 25, 2020

Cash paid for operating lease liabilities	$126,511
Right-of-use assets obtained in exchange for operating lease liabilities	$310,818
Cash paid for finance lease liabilities	$294

Maturities of lease liabilities were as follows as of January 25, 2020 (in thousands):

	Operating Leases	Finance Leases	Total

2021	$143,885	$424	$144,309
2022	142,382	424	142,806
2023	143,591	390	143,981
2024	143,485	239	143,724
2025	143,862	243	144,105
Thereafter	1,121,991	162	1,122,153
Total lease payments	1,839,196	1,882	1,841,078
Amount representing interest	(578,444)	(349)	(578,793)
Present value of lease liabilities	1,260,752	1,533	1,262,285
Less current obligations	(65,188)	(314)	(65,502)
Long-term lease obligations	$1,195,564	$1,219	$1,196,783

As of January 25, 2020, operating lease payments excluded approximately $173.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11.    Employee Benefit Plan

Effective October 1, 2014, we sponsor a 401(k) Savings Plan for eligible employees. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 18 years of age and has completed six months of service. Participants may elect to contribute up to 100% of their compensation on a pre-tax basis subject to Internal Revenue Service (“IRS”) limitations. In accordance with the provisions of the 401(k) Savings Plan, we make a safe harbor matching cash contribution to the account of each participant in an amount equal to 100% of the participant's pre-tax contributions that do not exceed 3% of the participant's considered annual compensation plus 50% of the participant's pre-tax contributions between 3% and 5% of the participant's considered annual compensation, which are also subject to regulatory limits. Matching contributions, and any actual earnings thereon, vest to the participants immediately. Our matching contribution expenses were $1.6 million, $1.3 million and $1.0 million for the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

12.    Capital Stock

As of January 25, 2020, we had 500,000,000 shares of common stock authorized with a par value of $0.01, of which 64,106,061 were issued and outstanding. Additionally, as of January 25, 2020, we had 50,000,000 shares of preferred stock authorized with a par value of $0.01, of which no shares were issued and outstanding.

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

The following table sets forth the calculation of basic and diluted earnings per share as follows (dollars in thousands, except share and per share data):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018
Numerator:
Net (loss) income	$(214,435)	$48,996	$31,812

Denominator:
Weighted average common shares outstanding-basic	63,975,633	62,936,959	60,503,860
Effect of dilutive securities:
Stock options and restricted stock units	—	3,362,687	3,208,143
Weighted average common shares outstanding-diluted	63,975,633	66,299,646	63,712,003

Net (loss) income per common share:
Basic	$(3.35)	$0.78	$0.53
Diluted	$(3.35)	$0.74	$0.50

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

For the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, approximately 7,695,386, 2,029,602 and 146,457, respectively, of stock options and restricted stock units (“RSU”) were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive, of which 601,672 stock options and RSUs would have been included as dilutive had we not recognized a net loss for the fiscal year ended January 25, 2020.

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

We have two equity compensation plans (the “Equity Plans”) under which we grant equity awards: the GRD Holding I Corporation Stock Option Plan, as may be amended from time to time (the “2012 Option Plan”), and the At Home Group Inc. Equity Incentive Plan, which was subsequently amended and restated and approved by the Board in July 2016 (the “2016 Equity Plan”). Pursuant to the 2012 Option Plan, we have 5,648,525 shares of common stock reserved for the issuance of options to purchase shares. Any shares issued under the 2012 Option Plan that expire, are cancelled, or otherwise terminate without issuance of the shares shall again be available for issuance. At January 25, 2020, there were 11,278 shares available for future grant under the 2012 Option Plan.

In September 2015, we adopted the 2016 Equity Plan, which was subsequently amended and restated and approved by the Board in July 2016. Under the 2016 Equity Plan, subject to any adjustment as provided in the 2016 Equity Plan, equity awards in respect of up to 6,196,755 shares of our common stock were initially authorized for issuance, consisting of (i) up to 2,478,702 shares (the “IPO Bonus Pool”) issuable pursuant to awards granted under the 2016 Equity Plan to senior executives of the Company in connection with the consummation of our initial public offering and (ii) up to 3,718,053 shares pursuant to awards granted under the 2016 Equity Plan (other than the IPO Bonus Pool) (the “Post-IPO Share Pool”). In June 2018, the 2016 Equity Plan was amended to increase the number of shares authorized to be granted within the Post-IPO Share Pool (as defined below) by 3,500,000 shares, resulting in an aggregate of up to 9,696,755 shares of common stock being authorized for issuance under the 2016 Equity Plan, of which 7,218,053 were under the Post-IPO Share Pool. At January 25, 2020, there were 4,906,331 shares available for future grant under the 2016 Plan, of which all are part of the Post-IPO Share Pool.

On June 12, 2018, we made a grant of 1,988,255 options to Chairman and Chief Executive Officer, Lewis L. Bird III. The options vested immediately upon the June 12, 2018 grant date. However, the shares resulting from the exercise of the options are generally subject to transfer restrictions that lapse on the fourth anniversary of the date of grant or earlier change in control (as defined in the 2016 Equity Plan), subject to certain service conditions that could affect the transferability. As a result of the immediate vesting of these awards, non-cash stock-based compensation expense in the amount of approximately $41.5 million was fully recognized in the second fiscal quarter 2019. On September 24, 2019, we entered into a nonqualified stock option cancellation agreement with Mr. Bird, which cancelled, for no consideration, the one-time CEO grant. We recognized $9.3 million in deferred tax expense related to the cancellation of the one-time CEO grant for the fiscal year ended January 25, 2020. As a result of the cancellation, the shares underlying the one-time CEO grant will become available for future awards under the 2016 Equity Plan. Mr. Bird received no consideration in connection with the cancellation of the one-time CEO grant.

On September 12, 2019, we made grants of 165,650 options and 125,250 performance share units (“PSUs”, and collectively with RSUs, “Awards”) to certain employees (which did not include Mr. Bird) under the 2016 Equity Plan. Non-cash, stock-based compensation expense associated with the grant of options is approximately $0.8 million, which

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

will be expensed over the requisite service period ending January 29, 2022. Non-cash, stock-based compensation expense associated with the grant of the PSUs is approximately $1.0 million, which will be expensed over the requisite service period ending January 29, 2022. The options will cliff vest (i.e., 100%) on January 29, 2022 subject to the optionee’s continued employment through such date or earlier upon a termination without “cause” or resignation for “good reason” (as such terms are defined in the option agreement) within one year following a “change in control” (as defined in the 2016 Equity Plan). The PSUs vest based on achievement of the following two performance metrics over the eight fiscal quarters ending on January 29, 2022, subject to continued employment through January 29, 2022: (i) Comparable Store Sales growth (50%), and (ii) percentage expansion of Adjusted Net Income (50%), in each case, based on Comparable Store Sales and Adjusted Net Income as reported. The number of shares, if any, deliverable upon settlement of the PSUs will equal 50% of target (for achievement of threshold performance levels), 100% of target (for achievement of target performance levels) and 200% of target (for achievement at or above maximum performance levels), with vesting between threshold, target and maximum performance levels determined based on linear interpolation. If the grantee remains employed through a “change in control” (as defined in the 2016 Equity Plan) that occurs prior to the end of the performance period, the number of performance share units that would have vested based on actual performance determined as of the date of such change in control or, if greater, based on target performance, will remain issued and outstanding and eligible to vest subject only to the grantee’s continued employment with the Company through January 29, 2022 or an earlier termination without cause or resignation for good reason that occurs within one year following consummation of the change in control. Forfeiture assumptions for the grants were estimated based on historical experience.

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

We determined the fair value of the IPO Grant subject to market conditions using a Monte Carlo simulation method. The IPO Grant had a grant date fair value of approximately $20.0 million, which was incremental to our ongoing stock-based compensation expense. The stock-based compensation expense for the IPO Grant was expensed over the derived service period, which began in the third fiscal quarter 2017 and continued through the second fiscal quarter 2019.

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

	January 25, 2020	January 26, 2019	January 27, 2018

Weighted-average expected volatility	60.9%	58.6%	57.7%
Expected dividend yield	—%	—%	—%
Weighted-average expected term (in years)	4.2	5.0	4.0
Weighted-average risk-free interest rate	2.1%	2.8%	2.0%

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

A summary of option activity under the Equity Plans as of January 25, 2020, and changes during the fiscal year then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term	(in thousands)

Outstanding, beginning of year	7,758,832	$21.43
Granted	778,797	14.33
Exercised	(406,509)	14.81
Forfeited or expired	(2,305,604)	36.94
Outstanding, end of year	5,825,516	$14.80	4.01	$ 7,684
Exercisable, end of year	4,506,048	$12.63	3.46	$ 6,520

The total grant date fair value of options that vested during the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018 was $1.3 million, $52.4 million and $12.2 million, respectively. The intrinsic value for options exercised during the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018 was $3.4 million, $51.3 million and $20.8 million, respectively. The weighted-average fair value of options granted during the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018 was $6.87, $19.03 and $10.38, respectively.

Awards are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over one to four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s Awards activity and related information as of January 25, 2020, and changes during the fiscal year then ended, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of year	314,027	$29.39
Granted	628,485	10.80
Vested	(98,665)	29.58
Forfeited	(95,335)	20.38
Nonvested, end of year	748,512	$14.90

We recognized stock-based compensation expense related to stock options and Awards of approximately $7.4 million, $49.5 million and $13.8 million during the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018, respectively.

As of January 25, 2020, there was approximately $15.1 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements grated under the Plans that is expected to be recognized over a weighted-average period of 2.1 years and 2.6 years for stock options and Awards, respectively.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15.    Quarterly Results of Operations (Unaudited)

Unaudited quarterly results of operations for the fiscal years ended January 25, 2020 and January 26, 2019 were as follows (in thousands, except per share data):

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$306,264	$342,321	$318,734	$397,716
Gross profit(1)	88,051	100,398	85,413	114,091
Operating income (loss)(1)(2)	25,889	21,813	1,986	(209,149)
Net income (loss)	13,883	10,382	(14,647)	(224,053)
Basic net income (loss) per common share	0.22	0.16	(0.23)	(3.50)
Diluted net income (loss) per common share(1)	$0.21	$0.16	$(0.23)	$(3.50)

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$256,161	$288,493	$267,180	$354,065
Gross profit(1)	85,244	97,378	85,991	117,239
Operating income (loss)(1)(3)	24,200	(11,828)	19,096	44,568
Net income (loss)	18,361	(10,068)	11,090	29,613
Basic net income (loss) per common share	0.30	(0.16)	0.17	0.47
Diluted net income (loss) per common share	$0.28	$(0.16)	$0.17	$0.45
(1)	The sum of the quarters does not equal the total fiscal year due to rounding.
(2)	Includes $250.0 million of non-cash impairment charges related to our goodwill in the fourth fiscal quarter 2020.
(3)	Includes $41.5 million of stock-based compensation expense associated with a grant of stock options to our Chairman and Chief Executive Officer that vested and was fully recognized in the second fiscal quarter 2019.

16.    Subsequent Events

The COVID-19 pandemic is having a significant negative impact on our financial performance. The pandemic is ongoing and dynamic in nature and, on March 20, 2020, we temporarily closed all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. Approximately 80% of our stores are fully open to foot traffic, and fewer than 10 stores remain closed to both foot traffic and curbside pickup, as of May 19, 2020. We are unable to determine with any degree of accuracy the length and severity of the crisis and we expect it will have a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statement of cash flows in fiscal year 2021. The extent and duration of the crisis remains uncertain, and the results of the fiscal year ending January 30, 2021 could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs, impairments, valuation allowances and potential declines in liquidity.

In response to the COVID-19 pandemic, we elected to borrow an additional $55 million on our ABL Facility to mitigate the potential future impacts of market conditions and COVID-19 on our business operations on March 12, 2020. Following the additional borrowings, we had remaining borrowing capacity of approximately $51.3 million under the ABL Facility. As of April 25, 2020, the current weighted average interest rate for borrowings under the ABL Facility was approximately 2.18%.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

We have suspended all new store openings and remodeling projects for fiscal year 2021 with the exception of seven stores that were at or near completion at the time of the outbreak. While the ultimate duration and impact of this suspension is unknown, it could have a material adverse effect on the execution of our growth strategy and our business, sales and results of operations.

We have also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing a significant number of employees; (ii) temporary tiered salary reductions for corporate employees, including executive officers; (iii) deferring annual merit increases and bonuses; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) extending payment terms with our vendors; (vi) negotiating rent deferrals or rent abatements for a portion of our leases; and (vii) working to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic.

Based on our operating plans and actions to preserve liquidity, we believe that our cash position, net cash provided by operating activities, borrowings under our ABL Facility and sale-leaseback transactions will be adequate to finance our planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and the foreseeable future thereafter.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Balance Sheets

(in thousands, except share and per share data)

	January 25, 2020	January 26, 2019
Assets
Current assets:
Receivable from subsidiaries	$—	$—
Other current assets	1,672	3,529
Total current assets	1,672	3,529
Investment in subsidiaries	608,611	711,086
Total assets	$610,283	$714,615
Liabilities and Shareholders' Equity
Current liabilities:
Income taxes payable	$—	$—
Payable to subsidiaries	1,672	3,529
Total current liabilities	1,672	3,529
Noncurrent liabilities	—	—
Total liabilities	1,672	3,529
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 64,106,061 and 63,609,684 shares issued and outstanding, respectively	641	636
Additional paid-in capital	657,038	643,677
(Accumulated deficit) retained earnings	(49,068)	66,773
Total shareholders' equity	608,611	711,086
Total liabilities and shareholders' equity	$610,283	$714,615

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Statements of Operations

(in thousands)

Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018

Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—

Operating expenses
Selling, general and administrative expenses	—	—	—
Depreciation and amortization	—	—	—
Total operating expenses	—	—	—

Operating income	—	—	—
Interest expense, net	—	—	—
Income before income taxes	—	—	—
Income tax provision	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net (loss) income from subsidiaries	(214,435)	48,996	31,812
Net (loss) income	$(214,435)	$48,996	$31,812

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements

1.    Basis of Presentation

In the parent-company-only financial statements, At Home Group Inc.'s (“Parent”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because At Home Group Inc.'s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended January 25, 2020, January 26, 2019 and January 27, 2018.

2.    Guarantees and Restrictions

At Home Holding III Inc. (“At Home III”), a subsidiary of the Parent, and its indirect wholly-owned subsidiary, At Home Stores LLC, are co-borrowers (in such capacities, the “ABL Borrowers”) under the ABL Facility. As of January 25, 2020, we had $12.1 million of cash and cash equivalents and $150.7 million in borrowing availability under our ABL Facility, which provides commitments of up to $425.0 million for revolving loans and letters of credit, as of January 25, 2020. At Home Holding II Inc. (“Holdings”), the direct parent of At Home III, and its direct and indirect domestic subsidiaries (other than the ABL Borrowers and certain immaterial subsidiaries)(the “ABL Subsidiary Guarantors” and, together with Holdings, the “ABL Guarantors”) have guaranteed all obligations of the ABL Borrowers under the ABL Facility. In the event of a default under the ABL Facility, the ABL Borrowers and the Guarantors will be directly liable to the lenders under the ABL Facility. The ABL Facility, which matures on the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date (as such date may be extended) of the term loan entered into on June 5, 2015 under a first lien credit agreement, includes restrictions on the ability of ABL Borrowers and ABL Subsidiary Guarantors to incur additional liens and indebtedness, make investments and dispositions, pay dividends to Holdings or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the ABL Facility, the ABL Borrowers and the ABL Subsidiary Guarantors are permitted to pay dividends to Holdings, (a) so long as after giving effect to such payment, (i) availability is equal to or greater than 15% of the loan cap (i.e., the lesser of (x) the aggregate lender commitments under the ABL Facility and (y) the borrowing base) and (ii) if availability is less than 20% of the loan cap, the consolidated fixed charge coverage ratio is equal to or greater than 1.0 to 1.0, and (b) pursuant to certain other limited exceptions. As of January 25, 2020 and January 26, 2019, we were in compliance with all covenants under the ABL Facility.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022 and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the original principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the fiscal year ended January 25, 2020. The Term Loan is prepayable, in whole or in part, without premium at our option.

The Term Loan includes restrictions on the ability of the Borrower and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends to Holdings or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the First Lien Agreement, the Borrower is permitted to pay dividends to Holdings (a) up to an amount equal to, so long as immediately after giving effect thereto, no default or event of default has occurred and is continuing, (i) $10 million, plus (ii) a basket that builds based on $30 million, plus 50% of the Borrower's and its restricted subsidiaries' Consolidated Net Income (as defined in

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements (Continued)

the First Lien Agreement) and certain other amounts, subject to various conditions including compliance with a minimum cash interest coverage ratio of 2.0 to 1.0, plus (iii) an unlimited amount, subject to pro forma compliance with a 3.0 to 1.0 total leverage ratio and (b) in certain additional limited amounts, subject to certain limited exceptions. As of January 25, 2020 and January 26, 2019, we were in compliance with all covenants prescribed under the Term Loan.

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

4.2

Second Amended and Restated Stockholders’ Agreement, dated as of July 22, 2016, among At Home Group Inc., Starr Investment Fund II, LLC, SPH GRD Holdings, LLC, GRD Holding LP, GRD Holding AEA LLC and GRD Holding-A LP (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2016 (File No. 333-206772)).

4.3

Registration Rights Agreement, dated as of July 22, 2016, among At Home Group Inc., Starr Investment Fund II, LLC, SPH GRD Holdings, LLC, GRD Holding LP, GRD Holding AEA LLC and GRD Holding-A LP (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2016 (File No. 333-206772)).

4.4*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.32†

Form of Employment Agreement with At Home RMS Inc. or At Home Procurement Inc., as applicable, and each of Sumit Anand, Elizabeth Galloway, Wendy Fritz and Chad Stauffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019 (File No. 001-37849)).

10.33

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

10.34†

At Home Group Inc. Nonqualified Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2019 (File No. 001-37849)).

10.35†

At Home Group Inc. Notice of Grant and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 24, 2019 (File No. 001-37849)).

10.36*†	At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement - Annual Grant 2020.

10.37*†	At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement - Annual Grant 2020.

10.38*†	At Home Group Inc. Form of Notice of Grant and Performance Share Unit Agreement - Annual Grant 2020.

21.1*	List of subsidiaries of At Home Group Inc.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

23.2*	Consent of Buxton Company.

23.3*	Consent of Cooper Roberts Research, Inc.

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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE* 104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
*	Filed herewith.
†	Indicates management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

+ Confidential treatment has been requested with respect to certain portions of this Exhibit. Confidential portions of this Exhibit have been redacted and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

Date: May 19, 2020	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEWIS L. BIRD III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 19, 2020
Lewis L. Bird III

/s/ JEFFREY R. KNUDSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 19, 2020
Jeffrey R. Knudson

/s/ LARRY D. STONE	Lead Director	May 19, 2020
Larry D. Stone

/s/ MARTIN C. ELTRICH, III	Director	May 19, 2020
Martin C. Eltrich, III

/s/ ALLEN I. QUESTROM	Director	May 19, 2020
Allen I. Questrom

/s/ WENDY A. BECK	Director	May 19, 2020
Wendy A. Beck

/s/ PHILIP L. FRANCIS	Director	May 19, 2020
Philip L. Francis

/s/ ELISABETH B. CHARLES	Director	May 19, 2020
Elisabeth B. Charles

/s/ STEVE K. BARBARICK	Director	May 19, 2020
Steve K. Barbarick

/s/ PAULA L. BENNETT	Director	May 19, 2020
Paula L. Bennett

/s/ JOANNE C. CREVOISERAT	Director	May 19, 2020
Joanne C. Crevoiserat

/s/JOHN J. BUTCHER	Director	May 19, 2020
John J. Butcher