Form 10-Q
period 2020-04-25
At Home Group Inc.
filed 2020-06-18
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2020

or

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

There were 64,187,851 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 15, 2020.

EXPLANATORY NOTE

On June 4, 2020, At Home Group Inc. (the “Company”, “we”, “us” or “our”) filed a Current Report on Form 8-K (the “Current Report”) pursuant to the Order of the Securities and Exchange Commission (the “SEC”), issued on March 4, 2020 and as revised on March 25, 2020 pursuant to Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”).  In reliance on the Order, the Company delayed the filing of this Quarterly Report on Form 10-Q for the quarterly period ended April 25, 2020 (“Quarterly Report”), originally due on June 4, 2020, due to circumstances related to the global pandemic of the novel coronavirus disease (“COVID-19”).

As stated in the Current Report, the Company experienced significant disruptions to its business due to COVID-19 and related mandated social distancing and shelter-in-place orders, resulting in temporary closures of its stores during the period covered by the Quarterly Report. The impact of the COVID-19 pandemic on the Company’s operations, and the uncertainty related thereto, including the impact of store closures, adversely affected the Company’s ability to file its Quarterly Report on a timely basis. The considerable effect of the COVID-19 pandemic triggered the need to perform additional impairment assessments of its property and equipment, goodwill and other intangible assets. These assessments represented a substantial undertaking due to the need to develop and analyze several best estimates and assumptions, compounded by the additional difficulty in forecasting results of operations during the COVID-19 pandemic.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “should” or “vision”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, our expected new store openings, our real estate strategy, growth targets and potential growth opportunities and future capital expenditures, estimates of expenses we may incur in connection with equity incentive awards to management, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements. Furthermore, statements contained in this document relating to the recent global pandemic of the novel coronavirus disease (“COVID-19”), the impact of which on our financial results remains inherently uncertain, are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including the important factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020 and as updated in “Item 1A. Risk Factors” herein, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

●	general economic factors that may materially adversely affect our business, revenue and profitability;
●	outbreaks of communicable disease, or other public health emergencies, such as the current global pandemic of COVID-19, could substantially harm our business;
●	volatility or disruption in the financial markets;
●	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
●	our ability to successfully implement our growth strategy on a timely basis or at all;
●	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
●	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
●	risks related to our imported merchandise, including current or any additional imposition of tariffs or other trade restrictions;
●	adverse events, including weather impacts, in the geographical regions in which we operate;
●	risks related to our use of international vendors, including potential violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws;
●	risks associated with leasing substantial amounts of space;
●	risks associated with our sale-leaseback strategy;
●	the highly competitive retail environment in which we operate;
●	opening new stores in existing markets may negatively affect sales at our existing stores;
●	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
●	our dependence upon the services of our management team and our buyers;
●	the failure to attract and retain quality employees;
●	difficulties with our vendors;
●	the seasonality of our business;
●	fluctuations in our quarterly operating results;

●	the failure or inability to protect our intellectual property rights;
●	risks associated with third-party claims that we infringe upon their intellectual property rights;
●	increases in commodity prices and supply chain costs;
●	the need to make significant investments in advertising, marketing or promotions;
●	the success of any investment in online services or e-commerce activities that we may launch;
●	changes in consumer buying patterns, particularly the use of e-commerce sites and off premise sales, which may affect our revenues, operating results and liquidity;
●	risks associated with executing and optimizing our omnichannel initiatives;
●	impairment charges could have a material adverse non-cash impact on our results of operations;
●	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
●	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
●	unauthorized disclosure of sensitive or confidential customer information;
●	regulatory or litigation developments;
●	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
●	inadequacy of our insurance coverage;
●	our substantial dependence upon our reputation and positive perceptions of At Home;
●	the potential negative impact of changes to our accounting policies, rules and regulations;
●	changes to the U.S. tax laws and changes in our effective tax rate;
●	the significant amount of our common stock held by certain existing stockholders;
●	the impact of charges relating to impairment of goodwill and other assets;
●	competition among our stores located in the same geographic region; and
●	other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the SEC on May 19, 2020, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	April 25, 2020	January 25, 2020	April 27, 2019
Assets
Current assets:
Cash and cash equivalents	$43,640	$12,082	$15,332
Inventories, net	406,972	417,763	408,033
Prepaid expenses	12,254	10,693	8,284
Other current assets	48,861	7,634	10,023
Total current assets	511,727	448,172	441,672
Operating lease right-of-use assets	1,237,563	1,176,920	1,033,976
Property and equipment, net	715,427	714,188	685,208
Goodwill	—	319,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	1,096	1,218	1,429
Restricted cash	2	3	2,515
Noncurrent deferred tax asset	—	16,815	21,237
Other assets	1,089	1,041	954
Total assets	$2,468,362	$2,679,547	$2,758,181
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$114,504	$119,191	$125,103
Accrued and other current liabilities	78,099	112,667	119,585
Revolving line of credit	342,000	235,670	227,960
Current portion of operating lease liabilities	82,040	65,188	57,048
Current portion of long-term debt	5,050	4,862	3,980
Income taxes payable	—	137	1,896
Total current liabilities	621,693	537,715	535,572
Operating lease liabilities	1,257,430	1,195,564	1,042,142
Long-term debt	334,174	334,251	336,829
Financing obligations	—	—	9,301
Other long-term liabilities	3,349	3,406	4,161
Total liabilities	2,216,646	2,070,936	1,928,005
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 64,185,751, 64,106,061 and 63,959,406 shares issued and outstanding, respectively	642	641	640
Additional paid-in capital	659,084	657,038	650,286
(Accumulated deficit) retained earnings	(408,010)	(49,068)	179,250
Total shareholders' equity	251,716	608,611	830,176
Total liabilities and shareholders' equity	$2,468,362	$2,679,547	$2,758,181

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019

Net sales	$189,846	$306,264
Cost of sales	173,496	218,213
Gross profit	16,350	88,051

Operating expenses
Selling, general and administrative expenses	66,466	76,929
Impairment charges	319,732	—
Depreciation and amortization	2,213	1,761
Total operating expenses	388,411	78,690
Gain on sale-leaseback	—	16,528

Operating (loss) income	(372,061)	25,889
Interest expense, net	6,971	7,769
(Loss) income before income taxes	(379,032)	18,120
Income tax (benefit) provision	(20,090)	4,237
Net (loss) income	$(358,942)	$13,883

Earnings per share:
Net (loss) income per common share:
Basic	$(5.60)	$0.22
Diluted	$(5.60)	$0.21
Weighted average shares outstanding:
Basic	64,130,000	63,672,824
Diluted	64,130,000	65,815,833

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance, January 26, 2019	63,609,684	$636	$643,677	$66,773	$711,086
Adoption of ASU No. 2016-02, Leases (ASC 842), net of $32,743 in deferred taxes	—	—	—	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	—	—	1,848	—	1,848
Exercise of stock options and other awards	349,722	4	4,761	—	4,765
Net income	—	—	—	13,883	13,883
Balance, April 27, 2019	63,959,406	640	650,286	179,250	830,176

Balance, January 25, 2020	64,106,061	641	657,038	(49,068)	608,611
Stock-based compensation	-	-	2,063	-	2,063
Exercise of stock options and other awards	79,690	1	(17)	-	(16)
Net loss	-	-	-	(358,942)	(358,942)
Balance, April 25, 2020	64,185,751	$642	$659,084	$(408,010)	$251,716

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019
Operating Activities
Net (loss) income	$(358,942)	$13,883
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,148	16,530
Non-cash lease expense	19,420	15,759
Impairment charges	319,732	—
Non-cash interest expense	550	581
Gain on sale-leaseback	—	(16,528)
Deferred income taxes	16,965	(1,176)
Stock-based compensation	2,063	1,848
Other non-cash losses, net	7	109
Changes in operating assets and liabilities:
Inventories	10,791	(26,010)
Prepaid expenses and other current assets	(43,213)	1,574
Other assets	(48)	(8)
Accounts payable	(7,261)	3,474
Accrued liabilities	(31,933)	(1,549)
Income taxes payable	(137)	1,896
Operating lease liabilities	(1,345)	(9,218)
Net cash (used in) provided by operating activities	(55,203)	1,165
Investing Activities
Purchase of property and equipment	(19,236)	(80,572)
Net proceeds from sale of property and equipment	—	63,808
Net cash used in investing activities	(19,236)	(16,764)
Financing Activities
Payments under lines of credit	(98,310)	(215,580)
Proceeds from lines of credit	204,640	222,530
Payment of debt issuance costs	—	(256)
Proceeds from issuance of long-term debt	664	—
Payments on financing obligations	—	(60)
Proceeds from financing obligations	—	9,571
Payments on long-term debt	(982)	(989)
(Payments for) proceeds from stock, including tax	(16)	4,764
Net cash provided by financing activities	105,996	19,980
Increase in cash, cash equivalents and restricted cash	31,557	4,381
Cash, cash equivalents and restricted cash, beginning of period	12,085	13,466
Cash, cash equivalents and restricted cash, end of period	$43,642	$17,847

Supplemental Cash Flow Information
Cash paid for interest	$6,689	$7,001
Cash (received) paid for income taxes	$(10)	$72
Supplemental Information for Non-cash Investing and Financing Activities
Increase in current liabilities of property and equipment	$157	$9,039

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

The condensed consolidated balance sheets as of April 25, 2020 and April 27, 2019, the condensed consolidated statements of operations for the thirteen weeks ended April 25, 2020 and April 27, 2019, the condensed consolidated statements of shareholders’ equity ending April 25, 2020 and April 27, 2019 and the condensed consolidated statements of cash flows for the thirteen weeks ended April 25, 2020 and April 27, 2019 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 25, 2020 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 25, 2020 and January 26, 2019 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “first fiscal quarter 2021” relate to the thirteen weeks ended April 25, 2020 and references to “first fiscal quarter 2020” relate to the thirteen weeks ended April 27, 2019.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the condensed consolidated financial statements and the accompanying notes, including:

●	loss on disposal of fixed assets is now included within other non-cash losses, net on the condensed consolidated statements of cash flows;
●	operating lease assets and liabilities are now separated into non-cash lease expense and operating lease liabilities on the condensed consolidated statements of cash flows; and
●	the disaggregation of net sales has been adjusted between product categories within Note 9 – Revenue Recognition.

These reclassifications had no effect on previously reported results of operations or retained earnings.

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended April 25, 2020, which were also impacted by store closures as a result of the COVID-19 pandemic, were not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

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

	April 25, 2020	January 25, 2020	April 27, 2019

Cash and cash equivalents	$43,640	$12,082	$15,332
Restricted cash	2	3	2,515
Cash, cash equivalents and restricted cash	$43,642	$12,085	$17,847

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

The fair value of all current financial instruments approximates carrying value because of the short-term nature of these instruments. We have variable and fixed rates on our long-term debt. The fair value of long-term debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. We determine fair value on our fixed rate long-term debt by using quoted market prices and current interest rates.

At April 25, 2020, the fair value of our fixed rate long-term debt was $6.6 million, which was approximately $0.1 million above the carrying value of $6.5 million. Fair value for the fixed rate long-term debt was determined using Level 2 inputs.

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

4.    Goodwill

Goodwill is tested for impairment at the operating segment level at least annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. Our regular annual goodwill impairment testing is performed during the fourth quarter of the fiscal year, with effect from the beginning of the fourth quarter. We have only one operating segment and we do not have a reporting unit that exists below our operating segment. If the fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its fair value. We assess the business enterprise value using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets. The income approach, using the discounted cash flow method, includes key factors used in the valuation of the Company (a Level 3 valuation) which include, but are not limited to, management's plans for future operations, recent operating results, income tax rates and discounted projected future cash flows.

During the thirteen weeks ended April 25, 2020, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired as of April 25, 2020 and recognized an impairment charge of $319.7 million for the thirteen weeks ended April 25, 2020. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

5.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	April 25, 2020	January 25, 2020	April 27, 2019

Inventory in-transit	$2,161	$21,047	$22,135
Accrued payroll and other employee-related liabilities	10,239	12,002	6,735
Accrued taxes, other than income	19,830	17,220	19,675
Accrued interest	5,069	5,346	5,944
Insurance liabilities	2,494	1,174	2,017
Gift card liability	8,898	9,224	7,465
Construction costs	5,550	7,090	18,094
Accrued inbound freight	4,760	19,803	13,609
Sales returns reserve	4,129	2,975	4,051
Other	14,969	16,786	19,860
Total accrued liabilities	$78,099	$112,667	$119,585

6.    Revolving Line of Credit

Interest on borrowings under our $425.0 million senior secured asset-based revolving credit facility (“ABL Facility”) is computed based on our average daily availability, at our option, of: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75%. The effective interest rate was approximately 2.80% and 4.30% during the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively.

In June 2019, in connection with the agreement governing the ABL Facility (the “ABL Credit Agreement”), we entered into a letter agreement with certain of the Lenders party to the ABL Credit Agreement (the “Commitment Increase Letter Agreement”) pursuant to which such Lenders agreed to increase their respective commitments by $75.0 million in the aggregate, effective as of June 14, 2019 (the “ABL Commitment Increase”). Following the ABL Commitment Increase, the amount of aggregate revolving commitments available under the ABL Credit Agreement is $425.0 million. The other terms of the ABL Facility were not changed by the Commitment Increase Letter Agreement.

We have amended the ABL Credit Agreement from time to time. After giving effect to such amendments and the ABL Commitment Increase, as of April 25, 2020, the amount of aggregate revolving commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement (the “ABL Amendment”), the maturity of the ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the term loan entered into on June 5, 2015 under a first lien credit agreement (the “First Lien Agreement”) (as such date may be extended).

As of April 25, 2020, approximately $342.0 million was outstanding under the ABL Facility, approximately $1.0 million in face amount of letters of credit had been issued and we had availability of approximately $44.1 million. As of April 25, 2020, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 25, 2020	January 25, 2020	April 27, 2019

Term Loan	$335,102	$335,982	$338,620
Note payable, bank(a)	5,800	5,825	5,932
Note payable(b)	664	—	—
Obligations under finance leases	1,456	1,533	1,757
Total debt	343,022	343,340	346,309
Less: current maturities	5,050	4,862	3,964
Less: unamortized deferred debt issuance costs	3,798	4,227	5,516
Long-term debt	$334,174	$334,251	$336,829
(a)	Matures August 22, 2022; $34.5 thousand payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.
(b)	Matures December 1, 2021; $62.7 thousand payable monthly, beginning February 1, 2021, including interest at 3.00%.

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Borrower”), entered into the First Lien Agreement, by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen weeks ended April 25, 2020. The Term Loan is prepayable, in whole or in part, without premium at our option.

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

8.    Related Party Transactions

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman and Chief Executive Officer. During the thirteen weeks ended April 27, 2019, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

design for our home office, as well as design in our stores. During the thirteen weeks ended April 27, 2019, we paid MMI approximately $0.2 million primarily for fixtures, furniture and equipment. During the fourth quarter of fiscal year 2020, we made the decision to no longer utilize the services of or purchase fixtures, furniture and equipment from MMI.

9.    Revenue Recognition

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019

Home furnishings	48%	49%
Accent décor	48	47
Other	4	4
Total	100%	100%

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

We recognized approximately $2.3 million and $3.7 million in gift card redemption revenue for the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended April 25, 2020 and April 27, 2019. Of the total gift card redemption revenue, approximately $1.2 million and $1.6 million for the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $8.9 million, $9.2 million and $7.5 million as of April 25, 2020, January 25, 2020 and April 27, 2019, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through At Home branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the thirteen weeks ended April 25, 2020 and April 27, 2019, we recognized approximately $0.5 million and $1.0 million, respectively, in revenue from our credit card program within net sales when earned.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

10.    Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act includes, among other things, U.S. corporate tax provisions related to the deferment of employer social security payments, net operating loss carryback periods, alternate minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property. During the thirteen weeks ended April 25, 2020, we recognized an income tax benefit of $5.2 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Our effective tax rate for the thirteen weeks ended April 25, 2020 was 5.3% compared to 23.4% for the thirteen weeks ended April 27, 2019. The effective tax rate for the thirteen weeks ended April 25, 2020 differs from the federal statutory rate due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the CARES Act and to a lesser extent the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended April 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes.

11.    Commitments and Contingencies

Leases

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

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of April 25, 2020, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have two real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the respective stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The components of lease cost were as follows (in thousands):

	Thirteen weeks ended
	April 25, 2020	April 27, 2019

Operating lease cost(a)	$39,646	$33,045
Variable lease cost	6,212	5,117
Finance lease cost:
Amortization of right-of-use assets	74	74
Interest on lease liabilities	29	34
Total lease cost(b)	$45,961	$38,270
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the thirteen weeks ended April 25, 2020 and April 27, 2019 was immaterial.

The table below presents additional information related to our leases as of April 25, 2020.

Weighted average remaining lease term
Operating leases	12.3	years
Finance leases	4.4	years
Weighted average discount rate
Operating leases	6.13%
Finance leases	8.35%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Thirteen weeks ended
	April 25, 2020	April 27, 2019

Cash paid for operating lease liabilities(a)(b)	$22,414	$33,786
Right-of-use assets obtained in exchange for operating lease liabilities	$60,643	$117,718
Cash paid for finance lease liabilities	$77	$72
(a)	As of April 25, 2020, we had negotiated or were in the process of negotiating rent deferral or abatement with certain lessors.
(b)	Includes $5.1 million in variable lease payments for the thirteen weeks ended April 27, 2019.

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

12.    Earnings Per Share

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen weeks ended April 25, 2020 and April 27, 2019 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019
Numerator:
Net (loss) income	$(358,942)	$13,883

Denominator:
Weighted average common shares outstanding-basic	64,130,000	63,672,824
Effect of dilutive securities:
Stock options and restricted stock units	—	2,143,009
Weighted average common shares outstanding-diluted	64,130,000	65,815,833

Net (loss) income per common share:
Basic	$(5.60)	$0.22
Diluted	$(5.60)	$0.21

For the thirteen weeks ended April 25, 2020 and April 27, 2019, approximately 6,534,874 and 3,176,691, respectively, of stock options and other awards were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive, of which 24,709 stock options and other awards would have been included as dilutive had we not recognized a net loss for the thirteen weeks ended April 25, 2020.

13.    Subsequent Events

The COVID-19 pandemic is ongoing and dynamic in nature and we continue to reopen stores in regions that are not required to remain closed by state or local mandates. All but one of our stores are fully open to foot traffic with the remaining store open to curbside pickup as of June 18, 2020. Although we have seen elevated foot traffic and sales as we reopen stores, we are unable to determine with any degree of accuracy the length and severity of the crisis and there can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate or extend store closures, or as to how long any such closure would continue. Given this uncertainty, it is possible the pandemic will continue to have a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statement of cash flows in fiscal year 2021 including, but not limited to, non-cash write-downs, impairments, valuation allowances and potential declines in liquidity.

On June 12, 2020, we amended our ABL Facility to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base, the net proceeds of which were used to repay a portion of the outstanding revolving credit loans on that date. The FILO Loans bear interest at the London Interbank Offered Rate offered for deposits for an interest period of 3 months (with a 1% LIBOR floor) plus 9.00%, (with such interest rate switching to an alternative base rate plus 8.00% only if LIBOR cannot be determined) and amortizes at 10.0% per annum in equal quarterly installments of $875,000 commencing on September 30, 2020, with the remaining balance due at maturity. The FILO Loans will mature on the earlier of (i) the maturity date of the ABL Facility and (ii) July 27, 2022 (the “FILO Maturity Date”). We will have to pay a prepayment premium on the principal amount of the FILO Loans prepaid or required to be prepaid. For additional information, see “Item 5. Other Information.”

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of At Home Group Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020 (the “Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the Annual Report, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to At Home Group Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2021” relate to the 53 weeks ending January 30, 2021 and references herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020. References herein to “first fiscal quarter 2021” and “first fiscal quarter 2020” relate to the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively.

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

As of April 25, 2020, our store base was comprised of 218 large format stores across 39 states, averaging approximately 105,000 square feet per store. Over the past five completed fiscal years we have opened 142 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

Recent Developments

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and substantially impacted our business, results of operations and financial condition.

Following government mandates in certain locations as well as advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. All but one of our stores are fully open to foot traffic with the remaining store open to curbside pickup as of the filing of this report. The COVID-19 pandemic and resulting store closures caused a decline in revenue and cash flow from operations, adversely affected store traffic, caused supply chain disruption, disrupted our ability to maintain appropriate staffing levels, and has resulted in incremental costs which have disrupted our operations and adversely affected our business, results of operations and financial condition in the first quarter of fiscal year 2021.

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

During the thirteen weeks ended April 25, 2020, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired as of April 25, 2020 and recognized an impairment charge of $319.7 million for the thirteen weeks ended April 25, 2020.

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

During the first quarter of fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion. The ultimate duration and impact of this suspension is currently unknown.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The tariffs enacted in fiscal year 2019 did not have a material impact on our gross margin due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, the additional tariffs enacted in fiscal year 2020 led us to institute strategic price increases, which had a direct negative impact on comparable store sales. In addition, supply chain disruption for reasons such as the outbreak or persistence of epidemic or pandemic disease, including the global COVID-19 pandemic, could have a negative impact on our results of operations.

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

Comparable store sales

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. When a store is being relocated or remodeled, we exclude sales from that store in the calculation of comparable store sales until the first day of the sixteenth full fiscal month after it reopens. In addition, when applicable, we adjust for the effect of the 53rd week. We have not excluded stores from the comparable store sales calculation that were impacted by the COVID-19 pandemic. There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

Comparable store sales allow us to evaluate how our store base is performing by measuring the change in period-over-period net sales in stores that have been open for the applicable period. Various factors affect comparable store sales, including:

●	consumer preferences (including changing consumer preferences in response to unforeseen events such as the global COVID-19 pandemic), buying trends and overall economic trends;

●	our ability to identify and respond effectively to customer preferences and trends;

●	our ability to provide an assortment of high quality and trend-right product offerings that generate new and repeat visits to our stores;

●	the customer experience we provide in our stores;

●	our ability to source and receive products accurately and timely;

●	changes in product pricing, including promotional activities;

●	the number of items purchased per store visit;

●	weather;

●	competition, including among our own stores within the same or adjacent geographic region; and

●	timing and length of holiday shopping periods.

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

Adjusted EBITDA is defined as net (loss) income before net interest expense, income tax (benefit) provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, stock-based compensation expense, impairment charges, gain on sale-leaseback, non-cash rent and other adjustments. For a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net (loss) income, adjusted for impairment charges, gain on sale-leaseback, payroll tax expenses related to initial public offering non-cash stock-based compensation expense and the income tax impact associated with the special one-time initial public offering bonus stock option exercises and other adjustments, which include other transaction costs. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019
	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$189,846	$306,264
Cost of sales	173,496	218,213
Gross profit	16,350	88,051
Operating expenses
Selling, general and administrative expenses	66,466	76,929
Impairment charges	319,732	—
Depreciation and amortization	2,213	1,761
Total operating expenses	388,411	78,690
Gain on sale-leaseback	—	16,528
Operating (loss) income	(372,061)	25,889
Interest expense, net	6,971	7,769
(Loss) income before income taxes	(379,032)	18,120
Income tax (benefit) provision	(20,090)	4,237
Net (loss) income	$(358,942)	$13,883
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	91.4%	71.2%
Gross profit	8.6%	28.8%
Operating expenses
Selling, general and administrative expenses	35.0%	25.1%
Impairment charges	168.4%	— %
Depreciation and amortization	1.2%	0.6%
Total operating expenses	204.6%	25.7%
Gain on sale-leaseback	— %	5.4%
Operating (loss) income	(196.0)%	8.5%
Interest expense, net	3.7%	2.5%
(Loss) income before income taxes	(199.7)%	5.9%
Income tax (benefit) provision	(10.6)%	1.4%
Net (loss) income	(189.1)%	4.5%
Operational Data:
Total stores at end of period	218	191
New stores opened	6	11
Comparable store sales	(46.5)%	(0.8)%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$13,986	$64,707
Store-level Adjusted EBITDA margin(2)	7.4%	21.1%
Adjusted EBITDA(2)	$(14,610)	$33,750
Adjusted EBITDA margin(2)	(7.7)%	11.0%
Adjusted Net Income(3)	$(39,210)	$1,896
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

(2)	The following table reconciles our net income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019

Net (loss) income, as reported	$(358,942)	$13,883
Interest expense, net	6,971	7,769
Income tax (benefit) provision	(20,090)	4,237
Depreciation and amortization(a)	18,148	16,530
EBITDA	$(353,913)	$42,419
Impairment charges(b)	319,732	—
Gain on sale-leaseback	—	(16,528)
Consulting and other professional services(c)	275	1,581
Stock-based compensation expense(d)	2,063	1,848
Non-cash rent(e)	17,233	4,376
Other(f)	—	54
Adjusted EBITDA	$(14,610)	$33,750
Costs associated with new store openings(g)	3,579	7,060
Corporate overhead expenses(h)	25,017	23,897
Store-level Adjusted EBITDA	13,986	64,707
(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of operations.

(b)	Represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill.

(c)	Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) other transaction costs.

(d)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors.
(e)	Consists of the non-cash portion of rent, which reflects the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(f)	Other adjustments include amounts our management believes are not representative of our ongoing operations.

(g)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened six and eleven new stores during the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively.

(h)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability or performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. We anticipate that we will continue to incur corporate overhead expenses in future periods.

(3)	The following table reconciles our net (loss) income to Adjusted Net (Loss) Income for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019

Net (loss) income, as reported	$(358,942)	$13,883
Adjustments:
Impairment charges(a)	319,732	—
Gain on sale-leaseback	—	(16,528)
Payroll tax expense related to special one-time IPO bonus stock option exercises(b)	—	36
Other(c)	—	899
Tax impact of adjustments to net (loss) income(d)	—	3,612
Tax benefit related to special one-time IPO bonus stock option exercises(e)	—	(6)
Adjusted Net Income	(39,210)	1,896
(a)	Represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill.

(b)	Payroll tax expense related to stock option exercises associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance.

(c)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including other transaction costs.

(d)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net (loss) income, the adjusted effective tax rate was 33.9% and 25.0% for the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively.

(e)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

Matters Affecting Comparability

As a result of the COVID-19 pandemic, our stores and distribution centers were closed or operated in a limited capacity during the first fiscal quarter 2021. In addition to lost revenues, we continued to incur expenses relating to our stores, distribution centers and home office. As a result, comparisons as a percentage of sales and year-over-year trends may not be meaningful for certain financial statement items this quarter.

Thirteen Weeks Ended April 25, 2020 Compared to Thirteen Weeks Ended April 27, 2019

Net Sales

Net sales decreased $116.5 million, or 38.0%, to $189.8 million for the thirteen weeks ended April 25, 2020 from $306.3 million for the thirteen weeks ended April 27, 2019. Comparable store sales decreased $130.2 million, or 46.5%, during the thirteen weeks ended April 25, 2020. The decrease was primarily driven by the impact on our business of the COVID-19 pandemic. Due to the pandemic, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. As of April 25, 2020, approximately 14% of our stores were fully open to foot traffic and approximately 72% of our stores were open for curbside pickup only.

Cost of Sales

Cost of sales decreased $44.7 million, or 20.5%, to $173.5 million for the thirteen weeks ended April 25, 2020 from $218.2 million for the thirteen weeks ended April 27, 2019. This decrease was primarily driven by the 38.0% decrease in net sales due to the COVID-19 pandemic during the thirteen weeks ended April 25, 2020 compared to the thirteen weeks ended April 27, 2019, which resulted in a $48.8 million decrease in merchandise costs. The decrease was partially offset by a $9.5 million increase in store occupancy costs and a $1.2 million increase in depreciation and amortization, in each case as a result of new store openings and sale-leaseback transactions since April 27, 2019.

Gross Profit and Gross Margin

Gross profit was $16.4 million for the thirteen weeks ended April 25, 2020, a decrease of $71.7 million from $88.1 million for the thirteen weeks ended April 27, 2019. The decrease in gross profit was driven by a decrease in sales due to the COVID-19 pandemic during the thirteen weeks ended April 25, 2020. Gross margin decreased 2,020 basis points to 8.6% of net sales for the thirteen weeks ended April 25, 2020 from 28.8% of net sales for the thirteen weeks ended April 27, 2019. The decrease was primarily driven by a deleverage on occupancy costs and depreciation expense as a result of the sales decline due to the impact of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66.5 million for the thirteen weeks ended April 25, 2020 compared to $76.9 million for the thirteen weeks ended April 27, 2019, a decrease of $10.4 million or 13.6%. As a percentage of sales, SG&A increased 990 basis points for the thirteen weeks ended April 25, 2020 to 35.0% from 25.1% for the thirteen weeks ended April 27, 2019, primarily due to a decrease in sales related to the COVID-19 pandemic.

Selling, general and administrative expenses include expenses related to store operations, which decreased by $6.1 million, primarily driven by a reduction in store labor and other variable costs due to the COVID-19 pandemic. Selling, general and administrative expenses also include corporate overhead expenses, which remained relatively flat for the thirteen weeks ended April 25, 2020.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $7.8 million for the thirteen weeks ended April 25, 2020 compared to $12.4 million for the thirteen weeks ended April 27, 2019, a decrease of $4.6 million or 37.0%. The decrease was driven by our efforts to curtail our advertising spend amid the COVID-19 pandemic.

Impairment Charges

During the thirteen weeks ended April 25, 2020, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million. No impairment charges were incurred during the thirteen weeks ended April 27, 2019.

Interest Expense, Net

Interest expense, net decreased to $7.0 million for the thirteen weeks ended April 25, 2020 from $7.8 million for the thirteen weeks ended April 27, 2019, a decrease of $0.8 million. The decrease in interest expense is primarily due to decreases in the average interest rates applicable to our variable rate debt during the period partially offset by increased borrowings under our ABL Facility to preserve liquidity during the COVID-19 pandemic. The effective interest rate for the ABL Facility was approximately 2.80% and 4.30% during the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively.

Income Tax Provision

Income tax benefit was $20.1 million for the thirteen weeks ended April 25, 2020 compared to income tax expense of $4.2 million for the thirteen weeks ended April 27, 2019. The effective tax rate for the thirteen weeks ended April 25, 2020 was 5.3 % compared to 23.4% for the thirteen weeks ended April 27, 2019. The effective tax rate for the thirteen weeks ended April 25, 2020 differs from the federal statutory rate due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) and to a lesser extent the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended April 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes.

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

In response to the global COVID-19 pandemic, in March 2020 we temporarily closed all of our stores nationwide, of which all but one are fully open to foot traffic with the remaining store open to curbside pickup as of the filing of this report. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate or extend store closures, or as to how long any such closure would continue. The extent and duration of any such closure reinstatements could significantly adversely affect our cash flows from operations. In the event that our obligations exceed our cash generated from operations and currently available sources of liquidity, such as borrowings under our ABL Facility, our ability to meet our obligations when due could be adversely affected. There can be no assurance that additional or alternative sources of liquidity, such as amendments or extensions of our existing credit facilities, financing from new lenders or investors, or financing from capital markets transactions, would be available to us in the event they were needed.

The availability of liquidity from the sources described herein are subject to a range of risks and uncertainties, including those discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020 as well as under “Item 1A. Risk Factors” included in this Quarterly Report.

As of April 25, 2020, we had $43.6 million of cash and cash equivalents and $44.1 million in borrowing availability under our ABL Facility; however, our ability to incur additional borrowings would have been limited by $38.7 million due to the consolidated fixed charge coverage ratio described below under “⸺Asset-Based Lending Credit Facility.” At that date, there were $1.0 million in face amount of letters of credit that had been issued under the ABL Facility. As of June 16, 2020, we had approximately $12.0 million of cash and cash equivalents and approximately $155.0 million in borrowings under our ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

In June 2015, we entered into the Term Loan Facilities. The interest rate on the Term Loan Facilities is variable; based on the London Interbank Offered Rate (“LIBOR”) in effect at April 25, 2020, our obligations under the Term Loan Facilities bore interest at a rate of 5.3%. The Term Loan is repayable in equal quarterly installments of approximately $0.9 million.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 25, 2020 were approximately $123.5 million and consisted primarily of expenses relating to new store openings and $5.5 million invested in the second distribution center, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $123.3 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2020, we opened 32 new stores, net of three relocated stores and one store closure. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility.

In response to the COVID-19 pandemic, we have taken swift and decisive action to preserve liquidity, including temporarily suspending new store openings, collaborating with our vendors on payment terms and reducing non-essential expenses and inventory flows. While the ultimate duration and impact of this suspension of new store openings is unknown, it could have a material adverse effect on the execution of our growth strategy and our business, financial condition and results of operations. Additionally, on March 12, 2020, we elected to borrow an additional $55 million on our ABL Facility as a precautionary cash flow measure. We believe that our current cash position, net cash provided by operating activities, borrowings under our ABL Facility and sale-leaseback transactions, taking into consideration our actions to preserve liquidity, will be adequate to finance our operations, planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and for the foreseeable future thereafter. However, if cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our operating requirements, including as a result of further restrictions on store operations in future periods, we could be required to obtain additional financing in the near future. We may not be able to obtain equity or debt financing in the future when we need it or, if available, the terms may not be satisfactory to us or could be dilutive to our shareholders.

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

Sale-Leaseback Transactions

As part of our flexible real estate strategy, we utilize sale-leaseback transactions to finance investments previously made for the purchase of second-generation properties and the construction of new store locations. This enhances our ability to access a range of locations and facilities efficiently. We factor sale-leaseback transactions into our capital allocation decisions. In order to support the execution of sale-leaseback transactions, we have relationships with certain REITs and other lenders that have demonstrated interest in our portfolio of assets.

In March 2019, we sold five of our properties in Frederick, Maryland; Live Oak, Texas; Mansfield, Texas; Plano, Texas; and Whitehall, Pennsylvania for a total of $74.7 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $5.0 million, subject to annual escalations.

Term Loan Facilities

On June 5, 2015, our indirect wholly owned subsidiary At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home Holding II Inc. (“At Home II”), a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. We have subsequently amended our First Lien Agreement from time to time. After giving effect to such amendments, the First Lien Agreement provides for the Term Loan in an aggregate principal amount of $350.0 million. The Term Loan will mature on June 3, 2022, and is repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1% of the principal amount. The Borrower has the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieves a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower has continued to qualify during the thirteen weeks ended April 25, 2020. The Term Loan is prepayable, in whole or in part, without premium at our option.

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

As of April 25, 2020, approximately $335.1 million was outstanding under the Term Loan. The Term Loan has various non-financial covenants, customary representations and warranties, events of defaults and remedies substantially similar to those described in respect of the ABL Facility below. There are no financial maintenance covenants in the Term Loan. As of April 25, 2020 and April 27, 2019, we were in compliance with all covenants prescribed under the Term Loan.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Credit Agreement from time to time to, among other things, increase the aggregate revolving commitments available thereunder. In June 2019, in connection with the ABL Credit Agreement, we entered into a letter agreement with certain of the Lenders party to the ABL Credit Agreement (the “Commitment Increase Letter Agreement”) pursuant to which such Lenders agreed to increase their respective commitments by $75.0 million in the aggregate, with effect from June 14, 2019 (the “ABL Commitment Increase”). Following the ABL Commitment Increase, the amount of aggregate revolving commitments available under the ABL Credit Agreement is $425.0 million. The other terms of the ABL Facility were not changed by the Commitment Increase Letter Agreement. After giving effect to such amendments and the ABL Commitment Increase, as of April 25, 2020, the amount of aggregate revolving commitments available under the ABL Credit Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. In July 2017, in connection with the Seventh Amendment to the ABL Credit Agreement, the maturity of the

ABL Facility was extended to the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended).

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00%, plus in each case, an applicable margin of 0.25% to 0.75% based on our availability or (y) the agent bank's LIBOR plus an applicable margin of 1.25% to 1.75% based on our availability. The effective interest rate was approximately 2.80% and 4.30% during the thirteen weeks ended April 25, 2020 and April 27, 2019, respectively.

As of April 25, 2020, approximately $342.0 million was outstanding under the ABL Facility, approximately $1.0 million in face amount of letters of credit had been issued and we had availability of approximately $44.1 million. However, our ability to incur additional borrowings would have been limited by $38.7 million due to the consolidated fixed charge coverage ratio described below.

The ABL Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. There are no financial maintenance covenants in the ABL Facility. However, during the existence of an event of default or when we fail to maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12 month basis as of the end of any fiscal month must be 1.00 to 1.00 or higher. Although as of April 25, 2020 the consolidated fixed charge coverage ratio was below 1.00 to 1.00, because we maintained sufficient availability, the consolidated fixed charge coverage ratio was not applicable. As of April 25, 2020 and April 27, 2019, we were in compliance with all covenants under the ABL Facility.

On March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million on our ABL Facility. Further, on June 12, 2020, we amended our ABL Facility to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base, the net proceeds of which were used to repay a portion of the outstanding revolving credit loans on that date. The FILO Loans bear interest at the London Interbank Offered Rate offered for deposits for an interest period of 3 months (with a 1% LIBOR floor) plus 9.00%, (with such interest rate switching to an alternative base rate plus 8.00% only if LIBOR cannot be determined) and amortizes at 10.0% per annum in equal quarterly installments of $875,000 commencing on September 30, 2020, with the remaining balance due at maturity. The FILO Loans will mature on the earlier of (i) the maturity date of the ABL Facility and (ii) July 27, 2022 (the “FILO Maturity Date”). We will have to pay a prepayment premium on the principal amount of the FILO Loans prepaid or required to be prepaid. For additional information, see “Item 5. Other Information.”

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirteen Weeks Ended
	April 25, 2020	April 27, 2019

Net Cash (Used in) Provided by Operating Activities	$(55,203)	$1,165
Net Cash Used in Investing Activities	(19,236)	(16,764)
Net Cash Provided by Financing Activities	105,996	19,980
Increase in Cash, Cash Equivalents and Restricted Cash	31,557	4,381

Net Cash Provided by Operating Activities

Net cash used in operating activities was $55.2 million for the thirteen weeks ended April 25, 2020 compared to net cash provided by operating activities of $1.2 million for the thirteen weeks ended April 27, 2019. The $56.4 million decrease in cash provided by operating activities was due to a decrease in profit caused by the COVID-19 pandemic.

Net Cash Used in Investing Activities

Net cash used in investing activities was $19.2 million for the thirteen weeks ended April 25, 2020 compared to $16.8 million for the thirteen weeks ended April 27, 2019. The $2.4 million increase in cash used in investing activities was driven by the nonrecurrence of cash received in a sale-leaseback transaction during the thirteen weeks ended April 27, 2019, which was partially offset by a decrease in capital expenditures related to the temporary suspension of new store openings for fiscal year 2021 due to the COVID-19 pandemic. Capital expenditures of $19.2 million for the thirteen weeks ended April 25, 2020 consisted of $16.2 million invested in new store growth and approximately $0.4 million invested in the second distribution center with the remaining $2.6 million primarily related to investments in information technology, maintenance expenditures and existing stores. Capital expenditures of $80.6 million for the thirteen weeks ended April 27, 2019 consisted of $72.8 million invested in new store growth and approximately $3.2 million invested in the second distribution center with the remaining $4.6 million primarily related to investments in information technology initiatives and existing stores.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $106.0 million for the thirteen weeks ended April 25, 2020 compared to $20.0 million for the thirteen weeks ended April 27, 2019, an increase of $86.0 million primarily due to a $99.4 million increase in net borrowings under our ABL Facility, which is inclusive of the $55 million we borrowed on March 12, 2020, as a precautionary measure to provide more financial flexibility and to maintain liquidity in response to the COVID-19 pandemic, which was partially offset by a $9.6 million decrease in proceeds from financing obligations.

Off-Balance Sheet Arrangements

We have not historically entered into off-balance sheet arrangements other than letters of credit and purchase obligations in the normal course of our operations.

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended April 25, 2020, which were also impacted by store closures as a result of the COVID-19 pandemic, were not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday decorating seasons, respectively. However, our broad and comprehensive product offering makes us less susceptible to holiday shopping seasonal patterns than many other retailers. Our quarterly results have historically been affected by the timing of new store openings and their associated pre-opening costs. As a result of these factors, our financial and operating results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is included in Note 1 to the annual consolidated financial statements included in the Annual Report and have not changed other than as noted below. See also “Note 1 – Summary of Significant Accounting Policies”, “Note 4 – Goodwill”, “Note 9 – Revenue Recognition” and “Note 11 – Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

During the thirteen weeks ended April 25, 2020, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired as of April 25, 2020 and recognized an impairment charge of $319.7 million for the thirteen weeks ended April 25, 2020. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of April 25, 2020, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $6.8 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended April 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as noted below, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the SEC on May 19, 2020 which is accessible on the SEC’s website at www.sec.gov.

The current global COVID-19 pandemic, has substantially impacted and will continue to negatively affect our business, results of operations, financial condition and cash flows.

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and has been substantially impacting our business, results of operations and financial condition.

Following government mandates in certain locations as well as increasing advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. At this time, the COVID-19 pandemic and resulting store closures have caused a decline in revenue and cash flow from operations, adverse effects on store traffic, supply chain disruption, and have resulted in incremental costs which have disrupted our operations and adversely affected our business, results of operations and financial condition in fiscal year 2021 to date. In addition, due to the effect of the COVID-19 pandemic, goodwill was fully impaired as of April 25, 2020 and we recognized an impairment charge of $319.7 million in the first quarter of fiscal year 2021. While we have plans for fully reopening our remaining stores in the future, these plans depend on a number of factors, including applicable regulatory restrictions, and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal operations.

The temporary closure of our stores and decline in store traffic due to the COVID-19 pandemic has resulted in significantly reduced cash flows from operations. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate or extend store closures, or as to how long any such closure would continue. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. There can be no assurance that we will have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, or that efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, will be successful. On March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million under our asset-based revolving line of credit (the “ABL Facility”). Further, on June 12, 2020, we amended our ABL Facility to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base, the net proceeds of which were used to repay a portion of the outstanding revolving credit loans on that date.

Our customers may also be negatively affected by layoffs, work reductions or financial hardship as a result of the global outbreak of COVID-19, which could negatively impact demand for our products as customers delay or reduce discretionary purchases. Even once we are able to fully reopen all of our stores, health concerns could continue and could cause employees or customers to avoid gathering in public places, which could have an adverse effect on store traffic or the ability to adequately staff our stores. Any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 would continue to result in a loss of revenue and profits and could result in other material adverse effects.

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

Goodwill was fully impaired as of April 25, 2020 and we recognized an impairment charge of $319.7 million for the thirteen weeks ended April 25, 2020. We may be required to record other impairment charges in the future, which could have a material adverse non-cash impact on our results of operations.

During the thirteen weeks ended April 25, 2020, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. The impairment test requires numerous assumptions such as, among others, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures. In addition, changes in our market capitalization may impact certain assumptions in any impairment test. Based on the test results, we concluded that goodwill was fully impaired as of April 25, 2020 and recognized an impairment charge of $319.7 million for the thirteen weeks ended April 25, 2020.

If our actual financial results in the future are below our projections or if our stock price continues to experience a sustained decline, including as a result of market reaction to the global outbreak of COVID-19, we may be required to record impairment charges associated with our intangible assets. In addition, we periodically evaluate certain long-lived assets for impairment. To the extent future economic conditions continue to deteriorate, especially given the uncertainty of the impact of the global COVID-19 pandemic, or if our weighted average cost of capital increases, additional impairment charges could be required in the future, which would negatively impact our results of operations.

We face risks related to our substantial indebtedness and limitations on future sources of liquidity.

As of April 25, 2020, we had total borrowings of $677.1 million outstanding under our ABL Facility and our Term Loan (as defined below). Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and $350 million senior secured term loan (the “Term Loan”). Our substantial indebtedness could have important consequences to us, including:

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

Furthermore, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR has been the subject of recent regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after 2021. While our material financing arrangements indexed to LIBOR provide procedures for determining a successor rate or an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such successor rate or alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR. The consequences of these developments cannot be entirely predicted, but could include an increase in cost of our variable rate indebtedness.

In response to the global COVID-19 pandemic, we temporarily closed all of our stores, and on March 12, 2020 we borrowed $55 million in incremental borrowings under our ABL Facility. On June 12, 2020, we amended our ABL Facility to provide for a new tranche of term loans in a principal amount of $35 million on a “first-in, last out” basis, subject to a borrowing base, the net proceeds of which were used to repay a portion of the outstanding revolving credit loans on that date.

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

In addition, our ability to borrow under the ABL Facility is limited by the amount of our borrowing base. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory, could reduce our borrowing capacity under the ABL Facility. Further, on June 12, 2020, the ABL Facility was amended to include a new minimum availability covenant which requires us to maintain a certain amount of minimum borrowing availability under our ABL Facility calculated on the basis of the revolving credit commitments, our borrowing base and the amount of loans outstanding under the ABL Facility.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 12, 2020 (the “Amendment Effective Date”), certain subsidiaries of At Home Group Inc. (the “Company”) entered into an amendment to the Company’s existing senior secured asset-based revolving credit facility (the “ABL Facility”). At Home Holding III Inc. (“At Home III”), At Home Stores LLC (together with At Home III, the “Borrowers”), At Home Holding II Inc. (“Holdings”) and certain wholly owned subsidiaries of Holdings entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and collateral agent for all Lenders (in such capacities, the “Administrative Agent”), and TCG Senior Funding L.L.C., as agent for certain of the Lenders (in such capacity, the “FILO Agent”) which amends the Credit Agreement, dated as of October 5, 2011 (as amended, restated, supplemented or otherwise modified from time to time prior to the Amendment Effective Date, the “Credit Agreement”; and the Credit

Agreement, as amended by the Amendment, the “Amended Credit Agreement”), among the Borrowers, Holdings, the other guarantors party thereto, the lenders from time to time party thereto and the Administrative Agent.

Pursuant to the Eighth Amendment, the Credit Agreement has been amended to, among other things, provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base, which FILO Loans were extended to the Borrowers on the Amendment Effective Date by the Lenders holding commitments for FILO Loans on the Amendment Effective Date (the “FILO Lenders”). The net proceeds of the FILO Loans were used to repay a portion of the outstanding revolving credit loans on the Amendment Effective Date. The FILO Loans bear interest at the London Interbank Offered Rate (“LIBOR”) offered for deposits for an interest period of 3 months (with a 1% LIBOR floor, the “FILO Rate”) plus 9.00%, (with such interest rate switching to Base Rate (as defined below) plus 8.00% only if the FILO Agent cannot determine the FILO Rate) and amortizes at 10.0% per annum in equal quarterly installments of $875,000 commencing on September 30, 2020, with the remaining balance due at maturity. The FILO Loans will mature on the earlier of (i) the maturity date of the ABL Facility and (ii) July 27, 2022 (the “Maturity Date”). The Borrowers will have to pay a prepayment premium on the principal amount of the FILO Loans prepaid or required to be prepaid. The restrictions on amendments to the Amended Credit Agreement were amended to provide the FILO Agent and the FILO Lenders certain consent rights relating to, among other terms and provisions, the borrowing bases, availability and certain negative covenants.

The Eighth Amendment provides for the following additional key amendments to the Credit Agreement:

●	Interest on the Revolving Credit Loans: The applicable margin included in the interest rate on revolving credit loans outstanding under the ABL Facility was increased by 0.50%, (x) in the case of interest calculated based on the higher of (i) the Federal Funds Rate plus 0.50%, (ii) the agent bank's prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), from an applicable margin of 0.25% to 0.75% to an applicable margin of 0.75% to 1.25% based on average daily availability and (y) in the case of interest calculated based on the agent bank's LIBOR, from an applicable margin of 1.25% to 1.75% to an applicable margin of 1.75% to 2.25% based on average daily availability. The Credit Agreement was amended to add a 1% interest rate floor applicable to all revolving credit loans irrespective of rate used.

●	Financial Covenant: The covenants in the Credit Agreement were amended to replace the consolidated fixed charge coverage ratio to include a new minimum availability covenant whereby the Borrowers and their restricted subsidiaries must maintain at all times Availability (or an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the Combined Loan Cap (or the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans).

●	Cash Accumulation: A mandatory prepayment provision under the ABL Facility was added requiring the Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of Holdings, the Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million.

●	Reporting and Inspections: The covenants in the Credit Agreement were amended to add further reporting and inspection requirements.

Other than as indicated above, all other material affirmative and negative covenants and events of default under the Credit Agreement remain substantially unchanged. The aggregate revolving commitments available under the ABL Facility remain unchanged at $425.0 million.

The ABL Facility will continue to be secured by a first priority lien on ABL Priority Collateral (as defined in the Amended Credit Agreement) and a second priority lien on remaining assets not constituting ABL Priority Collateral, subject to certain exceptions (the “Term Priority Collateral”). The FILO Loans will be secured by a last-out first priority lien on the ABL Priority Collateral and a last-out second priority lien on the Term Priority Collateral. The FILO Loans will be, and the ABL Facility will continue to be, guaranteed by the same guarantors party to the Amended Credit Agreement.

The foregoing description of the Eighth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Eighth Amendment, which is filed as Exhibit 10.3 to this Quarterly Report.

ITEM 6. EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
10.1

Letter Agreement, dated April 24, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc., as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020 (File No. 001-37849)).

10.2

Letter Agreement, dated June 8, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc., as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2020 (File No. 001-37849)).

*10.3

Eighth Amendment to Credit Agreement, dated June 12, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, as the borrowers, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto, Bank of America N.A., as administrative agent and collateral agent, and TCG Senior Funding L.L.C., as FILO agent.

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

AT HOME GROUP INC.

June 18, 2020	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

June 18, 2020	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)