Form 10-K/A
period 2020-01-25
At Home Group Inc.
filed 2020-06-19
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

At Home Group Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended January 25, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2020 (the “Form 10-K”), to provide additional information, which was inadvertently omitted from the Form 10-K, to disclose that the Company had filed the Form 10-K after the April 9, 2020 deadline applicable to the Company for the filing in reliance on the 45-day extension provided by the Order of the SEC, issued on March 4, 2020 and as revised on March 25, 2020 pursuant to Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”).

On April 9, 2020, the Company filed a Current Report on Form 8-K (the “Current Report”) to indicate its intention to rely on the Order for such extension. Specifically, the Company disclosed that it required additional time to finalize its Form 10-K due to circumstances related to the global pandemic of COVID-19 coronavirus disease (“COVID-19”). As stated in the Current Report, the Company experienced significant disruptions to its business due to COVID-19, and at the time of the original filing of the Form 10-K, a majority of the Company’s stores nationwide were closed to foot traffic. The impact of the COVID-19 pandemic on the Company’s operations, and the uncertainty related thereto, including the impact of store closures, adversely affected the Company’s ability to assess the effect of significant subsequent events and, as a consequence, delayed its ability to complete the audited consolidated financial statements and other information required to be included in the Form 10-K.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15, to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment consists solely of the preceding cover page, this explanatory note, a signature page and the certifications required to be filed as exhibits hereto. Except as described in this explanatory note, this Amendment does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures to reflect any events that occurred subsequent to May 19, 2020. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit Description
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

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

Date: June 19, 2020	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)