Form 10-Q
period 2020-07-25
At Home Group Inc.
filed 2020-09-02
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2020

or

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

There were 64,270,438 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 31, 2020.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, “should” or “vision”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, our expected new store openings, our real estate strategy, growth targets, potential growth opportunities, market share, competition, impact of expected stock option exercises and future capital expenditures, estimates of expenses we may incur in connection with equity incentive awards to management and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements. Furthermore, statements contained in this document relating to the global pandemic of the novel coronavirus disease (“COVID-19”), the impact of which on our financial results remains inherently uncertain, are forward-looking statements.

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

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

●	general economic factors that may materially adversely affect our business, revenue and profitability;
●	outbreaks of communicable disease, or other public health emergencies, such as the current global pandemic of COVID-19, could substantially harm our business;
●	volatility or disruption in the financial markets;
●	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
●	our ability to successfully implement our growth strategy on a timely basis or at all;
●	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
●	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
●	risks related to our imported merchandise, including current or any additional imposition of tariffs or other trade restrictions;
●	adverse events, including weather impacts, in the geographical regions in which we operate;
●	risks related to our use of international vendors, including potential violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws;
●	risks associated with leasing substantial amounts of space;
●	risks associated with our sale-leaseback strategy;
●	the highly competitive retail environment in which we operate;
●	opening new stores in existing markets, which may negatively affect sales at our existing stores;
●	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
●	our dependence upon the services of our management team and our buyers;
●	the failure to attract and retain quality employees;
●	difficulties with our vendors;
●	the seasonality of our business;
●	fluctuations in our quarterly operating results;

●	the failure or inability to protect our intellectual property rights;
●	risks associated with third-party claims that we infringe upon their intellectual property rights;
●	increases in commodity prices and supply chain costs;
●	the need to make significant investments in advertising, marketing or promotions;
●	the success of any investment in online services or e-commerce activities that we may launch;
●	changes in consumer buying patterns, particularly the use of e-commerce sites and off premise sales, which may affect our revenues, operating results and liquidity;
●	risks associated with executing and optimizing our omnichannel initiatives;
●	impairment charges could have a material adverse non-cash impact on our results of operations;
●	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
●	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
●	unauthorized disclosure of sensitive or confidential customer information;
●	regulatory or litigation developments;
●	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
●	inadequacy of our insurance coverage;
●	our substantial dependence upon our reputation and positive perceptions of At Home;
●	the potential negative impact of changes to our accounting policies, rules and regulations;
●	changes to the U.S. tax laws and changes in our effective tax rate;
●	the significant amount of our common stock held by certain existing stockholders;
●	the impact of charges relating to impairment of goodwill and other assets;
●	competition among our stores located in the same geographic region; and
●	other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the SEC on May 19, 2020 and “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	July 25, 2020	January 25, 2020	July 27, 2019
Assets
Current assets:
Cash and cash equivalents	$32,405	$12,082	$13,106
Inventories, net	305,484	417,763	436,692
Prepaid expenses	10,403	10,693	9,750
Other current assets	13,059	7,634	19,803
Total current assets	361,351	448,172	479,351
Operating lease right-of-use assets	1,298,736	1,176,920	1,083,554
Property and equipment, net	666,004	714,188	730,786
Goodwill	—	319,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	974	1,218	1,455
Restricted cash	9	3	2,515
Noncurrent deferred tax asset	—	16,815	21,204
Other assets	2,255	1,041	957
Total assets	$2,330,787	$2,679,547	$2,891,012
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$75,639	$119,191	$136,297
Accrued and other current liabilities	121,980	112,667	122,394
Revolving line of credit	—	235,670	276,390
Current portion of operating lease liabilities	91,837	65,188	61,617
Current portion of long-term debt	8,376	4,862	3,970
Income taxes payable	1,122	137	—
Total current liabilities	298,954	537,715	600,668
Operating lease liabilities	1,325,230	1,195,564	1,097,376
Long-term debt	359,485	334,251	336,261
Financing obligations	—	—	9,326
Other long-term liabilities	3,675	3,406	3,974
Total liabilities	1,987,344	2,070,936	2,047,605
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 64,188,269, 64,106,061 and 64,046,808 shares issued and outstanding, respectively	642	641	640
Additional paid-in capital	661,388	657,038	653,135
(Accumulated deficit) retained earnings	(318,587)	(49,068)	189,632
Total shareholders' equity	343,443	608,611	843,407
Total liabilities and shareholders' equity	$2,330,787	$2,679,547	$2,891,012

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019

Net sales	$515,244	$342,321	$705,090	$648,585
Cost of sales	319,117	241,923	492,613	460,136
Gross profit	196,127	100,398	212,477	188,449

Operating expenses
Selling, general and administrative expenses	68,606	76,716	135,072	153,645
Impairment charges	—	—	319,732	—
Depreciation and amortization	2,159	1,869	4,372	3,630
Total operating expenses	70,765	78,585	459,176	157,275
(Loss) gain on sale-leaseback	(115)	—	(115)	16,528

Operating income (loss)	125,247	21,813	(246,814)	47,702
Interest expense, net	6,172	8,235	13,143	16,004
Income (loss) before income taxes	119,075	13,578	(259,957)	31,698
Income tax provision	29,652	3,196	9,562	7,433
Net income (loss)	$89,423	$10,382	$(269,519)	$24,265

Earnings per share:
Net income (loss) per common share:
Basic	$1.39	$0.16	$(4.20)	$0.38
Diluted	$1.39	$0.16	$(4.20)	$0.37
Weighted average shares outstanding:
Basic	64,185,226	64,040,467	64,157,613	63,856,645
Diluted	64,186,307	64,660,121	64,157,613	65,264,232

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance, January 26, 2019	63,609,684	$636	$643,677	$66,773	$711,086
Adoption of ASU No. 2016-02, Leases (ASC 842), net of $32,743 in deferred taxes	—	—	—	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	—	—	1,848	—	1,848
Exercise of stock options and other awards	349,722	4	4,761	—	4,765
Net income	—	—	—	13,883	13,883
Balance, April 27, 2019	63,959,406	640	650,286	179,250	830,176
Stock-based compensation	-	-	1,637	-	1,637
Exercise of stock options and other awards	87,402	-	1,212	-	1,212
Net income	-	-	-	10,382	10,382
Balance, July 27, 2019	64,046,808	640	653,135	189,632	843,407

Balance, January 25, 2020	64,106,061	641	657,038	(49,068)	608,611
Stock-based compensation	-	-	2,063	-	2,063
Exercise of stock options and other awards	79,690	1	(17)	-	(16)
Net loss	-	-	-	(358,942)	(358,942)
Balance, April 25, 2020	64,185,751	642	659,084	(408,010)	251,716
Stock-based compensation	-	-	2,316	-	2,316
Exercise of stock options and other awards	2,518	-	(12)	-	(12)
Net income	-	-	-	89,423	89,423
Balance, July 25, 2020	64,188,269	$642	$661,388	$(318,587)	$343,443

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019
Operating Activities
Net (loss) income	$(269,519)	$24,265
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,057	33,831
Non-cash lease expense	38,924	32,628
Impairment charges	319,732	—
Non-cash interest expense	1,435	1,128
Loss (gain) on sale-leaseback	115	(16,528)
Deferred income taxes	17,130	(1,142)
Stock-based compensation	4,379	3,485
Other non-cash losses, net	1,457	956
Changes in operating assets and liabilities:
Inventories	112,279	(54,669)
Prepaid expenses and other current assets	(5,560)	(9,672)
Other assets	(1,214)	(12)
Accounts payable	(35,050)	10,081
Accrued liabilities	17,735	2,877
Income taxes payable	985	—
Operating lease liabilities	(4,425)	(15,861)
Net cash provided by operating activities	234,460	11,367
Investing Activities
Purchase of property and equipment	(38,534)	(141,515)
Net proceeds from sale of property and equipment	32,545	63,808
Net cash used in investing activities	(5,989)	(77,707)
Financing Activities
Payments under lines of credit	(465,120)	(404,670)
Proceeds from lines of credit	229,450	460,050
Payment of debt issuance costs	(5,510)	(397)
Proceeds from issuance of long-term debt	35,664	—
Payments on financing obligations	—	(60)
Proceeds from financing obligations	—	9,571
Payments on long-term debt	(2,598)	(1,976)
(Payments for) proceeds from stock, including tax	(28)	5,977
Net cash (used in) provided by financing activities	(208,142)	68,495
Increase in cash, cash equivalents and restricted cash	20,329	2,155
Cash, cash equivalents and restricted cash, beginning of period	12,085	13,466
Cash, cash equivalents and restricted cash, end of period	$32,414	$15,621

Supplemental Cash Flow Information
Cash paid for interest	$12,863	$14,449
Cash (received) paid for income taxes	$(6,848)	$16,131
Supplemental Information for Non-cash Investing and Financing Activities
(Decrease) increase in current liabilities of property and equipment	$(16,543)	$11,822

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

The condensed consolidated balance sheets as of July 25, 2020 and July 27, 2019, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 25, 2020 and July 27, 2019, the condensed consolidated statements of shareholders’ equity ending July 25, 2020 and July 27, 2019 and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 25, 2020 and July 27, 2019 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 25, 2020 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020, as amended by the amendment on Form 10-K/A filed with the SEC on June 19, 2020 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 25, 2020 and January 26, 2019 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “first fiscal quarter 2021” relate to the thirteen weeks ended April 25, 2020. References herein to “second fiscal quarter 2021” relate to the thirteen weeks ended July 25, 2020 and references to “second fiscal quarter 2020” relate to the thirteen weeks ended July 27, 2019. References herein to “the six months ended July 25, 2020” relate to the twenty-six weeks ended July 25, 2020 and references to “the six months ended July 27, 2019” relate to the twenty-six weeks ended July 27, 2019.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the condensed consolidated financial statements and the accompanying notes, including:

●	operating lease assets and liabilities are now separated into non-cash lease expense and operating lease liabilities within operating activities on the condensed consolidated statements of cash flows; and
●	the disaggregation of net sales has been adjusted between product categories within Note 9 – Revenue Recognition.

These reclassifications had no effect on previously reported results of operations or retained earnings.

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen and twenty-six weeks ended July 25, 2020, which were also impacted by the COVID-19 pandemic, were not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

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

	July 25, 2020	January 25, 2020	July 27, 2019

Cash and cash equivalents	$32,405	$12,082	$13,106
Restricted cash	9	3	2,515
Cash, cash equivalents and restricted cash	$32,414	$12,085	$15,621

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

At July 25, 2020, the fair value of our fixed rate mortgage due August 22, 2022 was $5.9 million, which was approximately $0.2 million above the carrying value of $5.7 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

3.    Sale-Leaseback Transactions

We occasionally enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell the property to a third party and agree to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, we evaluate whether we have transferred control to the third party in accordance with the guidance set forth in ASC 606.

If the transfer of the asset is a sale at market terms, we recognize the transaction price for the sale based on the cash proceeds received, derecognize the carrying amount of the underlying asset and recognize a gain or loss in the condensed consolidated statements of operations for any difference between the carrying value of the asset and the transaction price. We then account for the leaseback in accordance with our lease accounting policy. If the transfer of the asset is determined not to be a sale, we account for the transaction as a financing arrangement. We continue to present the asset within property and equipment, net on the condensed consolidated balance sheets and recognize a financing obligation on the condensed consolidated balance sheets for the transaction price.

The fair value of the underlying asset and lease components impact our sale-leaseback transactions. The fair value assessments may materially impact our financial position related to certain stores. The determination of fair value requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required, we obtain independent third-party appraisals to determine the fair value of the underlying asset and lease components. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair market value are reasonable.

In July 2020, we sold three of our properties in Cincinnati, Ohio; Grand Chute, Wisconsin; and Lutz, Florida for a total of $33.2 million, resulting in a net loss of $0.1 million. Contemporaneously with the closing of the sales, we entered into leases pursuant to which we leased back the properties for cumulative initial annual rent of $2.9 million, subject to annual escalations. The leases are being accounted for as operating leases.

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

During the first fiscal quarter 2021, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million during the twenty-six weeks ended July 25, 2020. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

5.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	July 25, 2020	January 25, 2020	July 27, 2019

Inventory in-transit	$21,620	$21,047	$19,326
Accrued payroll and other employee-related liabilities	18,862	12,002	11,977
Accrued taxes, other than income	29,080	17,220	24,512
Accrued interest	4,199	5,346	6,182
Insurance liabilities	1,309	1,174	1,295
Gift card liability	8,855	9,224	7,700
Construction costs	156	7,090	16,991
Accrued inbound freight	16,473	19,803	14,184
Sales returns reserve	5,681	2,975	3,427
Other	15,745	16,786	16,800
Total accrued liabilities	$121,980	$112,667	$122,394

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Revolving Line of Credit

In October 2011, we entered into a senior secured asset-based lending credit facility (the “ABL Facility”), which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the credit agreement that governs the ABL Facility (the “ABL Agreement”) from time to time to, among other things, increase the aggregate revolving commitments available thereunder. After giving effect to prior amendments to the ABL Agreement, the current amount of aggregate revolving commitments under the ABL Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The ABL Agreement has been further amended to extend the maturity date of the revolving credit loans under the ABL Facility to the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement. See “Note 14 – Subsequent Events.”

On June 12, 2020 (the “Amendment Effective Date”), At Home Holding III Inc. (“At Home III” or the “Issuer”), At Home Stores LLC (collectively, the “ABL Borrowers”) and the guarantors under the ABL Facility entered into an amendment (the “Eighth Amendment”) to the ABL Agreement with the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent for all lenders (in such capacities, the “Administrative Agent”), and TCG Senior Funding L.L.C., as agent for certain of the lenders (in such capacity, the “FILO Agent”). Pursuant to the Eighth Amendment, the ABL Facility was amended, among other things, to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base, which FILO Loans were extended to the ABL Borrowers on the Amendment Effective Date by the lenders holding commitments for FILO Loans on the Amendment Effective Date (the “FILO Lenders”). For more information on the FILO Loans, see “Note 7 – Long-Term Debt.”

Following the Amendment Effective Date, the aggregate revolving commitments available under the ABL Facility remained unchanged at $425.0 million. As of July 25, 2020, we had no borrowings outstanding in respect of the revolving credit loans under the ABL Facility, approximately $1.0 million in face amount of letters of credit had been issued and we had availability of approximately $273.4 million. As of July 25, 2020, we were in compliance with all covenants prescribed in the ABL Facility.

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability. This reflects an increase of the applicable margin included in the interest rate of 0.50% pursuant to the Eighth Amendment. Also in connection with the Eighth Amendment, the ABL Agreement was amended to add a 1.00% interest rate floor applicable to all revolving credit loans irrespective of rate used. The effective interest rate of borrowings under the ABL Facility was approximately 2.30% and 4.40% during the thirteen weeks ended July 25, 2020 and July 27, 2019, respectively, and approximately 2.80% and 4.30% during the twenty-six weeks ended July 25, 2020 and July 27, 2019, respectively.

The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. Prior to the Amendment Effective Date, while there were no financial maintenance covenants in the ABL Agreement, during the existence of an event of default or at times when we did not maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12-month basis as of the end of any fiscal month was required to be 1.00 to 1.00 or higher. Pursuant to the Eighth Amendment, the covenants in the ABL

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Agreement were amended to replace the consolidated fixed charge coverage ratio to include a new minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). Also, in connection with the Eighth Amendment, a mandatory prepayment provision under the ABL Agreement was added requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million.

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 25, 2020	January 25, 2020	July 27, 2019

Term Loan	$334,223	$335,982	$337,741
FILO Loans	35,000	—	—
Note payable, bank(a)	5,750	5,825	5,897
Obligations under finance leases	1,434	1,533	1,683
Total debt	376,407	343,340	345,321
Less: current maturities	8,376	4,862	3,970
Less: unamortized deferred debt issuance costs	8,546	4,227	5,090
Long-term debt	$359,485	$334,251	$336,261
(a)	Matures August 22, 2022; $34.5 thousand payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home III, entered into the first lien credit agreement (the “First Lien Agreement”), by and among At Home III, At Home II, a direct wholly owned subsidiary of At Home Group Inc., as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. After giving effect to such amendments to the First Lien Agreement, as of July 25, 2020 the First Lien Agreement provided for a term loan in an aggregate principal amount of $350.0 million (the “Term Loan”). The scheduled maturity of the Term Loan was June 3, 2022. The Term Loan was repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1.00% of the principal amount. At Home III had the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1.00% floor) plus 4.00%, subject to a 0.50% reduction if At Home III achieved a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which At Home III continued to qualify during the thirteen and twenty-six weeks ended July 25, 2020. The Term Loan was prepayable, in whole or in part, without premium at our option. On August 20, 2020, in connection with the issuance of our 8.750% Senior Secured Notes due 2025 (the “Notes”), we used the net proceeds of the issuance of the Notes together with cash on our balance sheet to repay in full the principal amount of indebtedness outstanding under the Term Loan. See “Note 14 – Subsequent Events.”

On June 12, 2020, we entered into the Eighth Amendment to the ABL Agreement to provide for the FILO Loans, subject to a borrowing base. The net proceeds of the FILO Loans were used to repay a portion of the outstanding revolving credit loans under the ABL Facility. The FILO Loans bear interest at the LIBOR offered for deposits for an interest period of 3 months (with a 1.00% LIBOR floor, the “FILO Rate”) plus 9.00%, (with such interest rate switching to Base Rate plus 8.00% only if the FILO Rate cannot be determined) and amortizes at 10.00% per annum in equal

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

quarterly installments of $875,000 commencing on September 30, 2020, with the remaining balance due at maturity. The FILO Loans will mature on the earlier of (i) the maturity date of the ABL Facility and (ii) July 27, 2022 (the “FILO Maturity Date”). The FILO Loans are prepayable at our option, in whole or in part, subject to a prepayment premium on the principal amount of the FILO Loans prepaid or required to be prepaid.

8.    Related Party Transactions

360 Holdings III Corp (“360 Holdings”) is a related party to us by virtue of common ownership through funds of AEA Investors LP, one of our significant stockholders. We are parties to a royalty agreement with 360 Holdings whereby we develop and sell branded product that incorporates intellectual property of 360 Holdings. Additionally, MerchSource LLC (“MerchSource”) is a direct subsidiary of 360 Holdings (and together with 360 Holdings, “360 Brands”) from which we purchase inventory. During the thirteen weeks ended July 25, 2020 and July 27, 2019, we paid 360 Brands $0.4 million and $0.1 million, respectively. During the twenty-six weeks ended July 25, 2020 and July 27, 2019, we paid 360 Brands $0.4 million and $0.3 million, respectively.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman and Chief Executive Officer. During the thirteen and twenty-six weeks ended July 27, 2019, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. During the thirteen and twenty-six weeks ended July 27, 2019, we paid MMI a nominal amount and approximately $0.2 million, respectively, primarily for fixtures, furniture and equipment. During the fourth quarter of fiscal year 2020, we made the decision to no longer utilize the services of or purchase fixtures, furniture and equipment from MMI.

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019

Home furnishings	51%	52%	50%	51%
Accent décor	45	44	46	45
Other	4	4	4	4
Total	100%	100%	100%	100%

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We recognized approximately $4.0 million and $4.1 million in gift card redemption revenue for the thirteen weeks ended July 25, 2020 and July 27, 2019, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended July 25, 2020 and July 27, 2019. Of the total gift card redemption revenue, approximately $1.3 million and $1.4 million for the thirteen weeks ended July 25, 2020 and July 27, 2019, respectively, related to gift cards issued in prior periods. We recognized approximately $6.3 million and $7.8 million in gift card redemption revenue for the twenty-six weeks ended July 25, 2020 and July 27, 2019, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the twenty-six weeks ended July 25, 2020 and July 27, 2019. Of the total gift card redemption revenue, approximately $2.1 million and $2.5 million for the twenty-six weeks ended July 25, 2020 and July 27, 2019, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $8.9 million, $9.2 million and $7.7 million as of July 25, 2020, January 25, 2020 and July 27, 2019, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through At Home branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. For each of the thirteen weeks ended July 25, 2020 and July 27, 2019, we recognized approximately $0.7 million in revenue from our credit card program within net sales when earned. During the twenty-six weeks ended July 25, 2020 and July 27, 2019, we recognized approximately $1.2 million and $1.7 million, respectively, in revenue from our credit card program within net sales when earned.

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

10.    Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act includes, among other things, U.S. corporate tax provisions related to the deferment of employer social security payments, net operating loss carryback periods, alternate minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property. During the twenty-six weeks ended July 25, 2020, we recognized an income tax benefit of $5.2 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Our effective tax rate for the thirteen weeks ended July 25, 2020 was 24.9% compared to 23.5% for the thirteen weeks ended July 27, 2019. Our effective tax rate for the twenty-six weeks ended July 25, 2020 was (3.7)% compared to 23.4% for the twenty-six weeks ended July 27, 2019. The effective tax rate for the thirteen weeks ended July 25, 2020 differs from the federal statutory rate due primarily to the impact of state and local income taxes. The effective tax rate for the twenty-six weeks ended July 25, 2020 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the CARES Act and to a lesser extent the impact of state and local income taxes. The effective tax rate for the thirteen and twenty-six weeks ended July 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes.

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

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of July 25, 2020, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have two real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the respective stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019

Operating lease cost(a)	$39,685	$34,974	$79,331	$68,019
Variable lease cost	4,035	6,116	10,247	11,233
Finance lease cost:
Amortization of right-of-use assets	75	75	149	149
Interest on lease liabilities	1	34	30	68
Total lease cost(b)	$43,796	$41,199	$89,757	$79,469
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the thirteen and twenty-six weeks ended July 25, 2020 and July 27, 2019 was immaterial.

The table below presents additional information related to our leases as of July 25, 2020.

Weighted average remaining lease term
Operating leases	12.2	years
Finance leases	4.1	years
Weighted average discount rate
Operating leases	6.13%
Finance leases	8.44%

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019

Cash paid for operating lease liabilities(a)(b)	$46,985	$70,620
Right-of-use assets obtained in exchange for operating lease liabilities	$160,741	$180,097
Cash paid for finance lease liabilities	$100	$144
(a)	During the twenty-six weeks ended July 25, 2020, we had negotiated rent deferral or abatement with certain lessors.
(b)	Includes $11.2 million in variable lease payments for the twenty-six weeks ended July 27, 2019.

In response to the COVID-19 pandemic, we began renegotiating certain store lease agreements in the first and second fiscal quarters 2021 to obtain rent relief in an effort to partially offset the negative financial impacts. On April 10, 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question-and-answer document outlining guidance for lease concessions provided to lessees in response to the effects of the COVID-19 pandemic. This guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected this practical expedient in our accounting for any lease concessions provided in connection with our renegotiated lease agreements that did not result in a substantial increase in the rights of the lessor or obligations to the lessee. As a result of this election, we recognized rent abatement credits of approximately $2.3 million within variable lease costs for the thirteen and twenty-six weeks ended July 25, 2020 in our condensed consolidated statements of operations and we have deferred the payment of approximately $20.4 million in operating lease costs as of July 25, 2020 with payback periods generally beginning in February 2021.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 25, 2020 and July 27, 2019 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Numerator:
Net income (loss)	$89,423	$10,382	$(269,519)	$24,265

Denominator:
Weighted average common shares outstanding-basic	64,185,226	64,040,467	64,157,613	63,856,645
Effect of dilutive securities:
Stock options and restricted stock units	1,081	619,654	—	1,407,587
Weighted average common shares outstanding-diluted	64,186,307	64,660,121	64,157,613	65,264,232

Net income (loss) per common share:
Basic	$1.39	$0.16	$(4.20)	$0.38
Diluted	$1.39	$0.16	$(4.20)	$0.37

For the thirteen weeks ended July 25, 2020 and July 27, 2019, approximately 7,289,193 and 5,778,531, respectively, of stock options and other awards were excluded from the calculation of diluted net income per common share since their effect was anti-dilutive. For the twenty-six weeks ended July 25, 2020 and July 27, 2019, approximately 6,898,671 and 3,433,576, respectively, of stock options and other awards were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive, of which 13,738 stock options and other awards would have been included for the twenty-six weeks ended July 25, 2020 as dilutive had we not recognized a net loss for such period.

13.    Stock-Based Compensation

On June 22, 2020, we made grants of 2,165,000 options to members of our senior management team, 130,400 restricted stock units to our independent directors and 80,000 performance share units (“PSUs”) to our Chief Executive Officer under the 2016 Equity Plan. Non-cash, stock-based compensation expense associated with the grant of options is approximately $9.2 million, which will be expensed over the requisite service period of three years. Non-cash, stock-based compensation expense associated with the grant of restricted stock units is approximately $1.0 million, which will be expensed over the requisite service period of one year. Non-cash, stock-based compensation expense associated with the grant of the PSUs is approximately $0.6 million, which will be expensed over the requisite service period ending January 29, 2022. Forfeiture assumptions for the grants were estimated based on historical experience.

The PSUs vest based on achievement of the following two performance metrics over the eight fiscal quarters ending on January 29, 2022, subject to continued employment through January 29, 2022: (i) Comparable Store Sales growth (50%), and (ii) percentage expansion of Adjusted Net Income (as defined in the 2016 Equity Plan) (50%), in each case, based on Comparable Store Sales and Adjusted Net Income as reported. The number of shares, if any, deliverable upon settlement of the PSUs will equal 50% of target (for achievement of threshold performance levels), 100% of target (for achievement of target performance levels) and 200% of target (for achievement at or above maximum performance levels), with vesting between threshold, target and maximum performance levels determined based on linear interpolation. If the grantee remains employed through a “change in control” (as defined in the 2016 Equity Plan) that occurs prior to the end of the performance period, the number of performance share units that would have vested based on actual performance determined as of the date of such change in control or, if greater, based on target performance, will remain issued and outstanding and eligible to vest subject only to the grantee’s continued

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

employment with the Company through January 29, 2022 or an earlier termination without cause or resignation for good reason that occurs within one year following consummation of the change in control.

14.    Subsequent Events

On August 20, 2020, At Home III, closed an offering (the “Notes Offering”) of $275 million aggregate principal amount of the Notes. The Notes Offering was conducted pursuant to Rule 144A and Regulation S promulgated under the Securities Act, and the Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Notes are governed by an indenture dated August 20, 2020 by and among At Home III, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent. Net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay all amounts outstanding under the Term Loan. The Notes bear interest at a fixed rate of 8.750% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021, and will mature on September 1, 2025.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) At Home II, a Delaware corporation and direct parent of At Home III and (ii) certain of the Issuer’s existing and future wholly owned domestic restricted subsidiaries (collectively, the “Guarantors”), all of which also guarantee the ABL Facility.

The Notes and the related guarantees are secured (i) on a first-priority basis by substantially all of the assets of the Issuer and the Guarantors other than the ABL Priority Collateral (as defined below) (such assets, the “Term Priority Collateral”) and (ii) on a second-priority basis by substantially all of the cash, cash equivalents, deposit accounts, accounts receivables, other receivables, tax refunds and inventory, and certain related assets of the Issuer and the Guarantors that secure the ABL Facility on a first priority basis (such assets, the “ABL Priority Collateral”), in each case subject to certain exceptions.

On August 28, 2020, the ABL Borrowers and the guarantors under the ABL Facility entered into an amendment to the ABL Agreement (the “Ninth Amendment”) with Bank of America, N.A., which amended the ABL Agreement to, among other things, extend the maturity of revolving credit loans provided thereunder to the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of At Home Group Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020 (the “Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the Annual Report, as well as the disclosure under the heading “Item 1A. Risk Factors” and any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to At Home Group Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2021” relate to the 53 weeks ending January 30, 2021 and references herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020. References herein to “first fiscal quarter 2021” relate to the thirteen weeks ended April 25, 2020. References herein to “second fiscal quarter 2021” and “second fiscal quarter 2020” relate to the thirteen weeks ended July 25, 2020 and July 27, 2019, respectively. References herein to “the six months ended July 25, 2020” and “the six months ended July 27, 2019” relate to the twenty-six weeks ended July 25, 2020 and July 27, 2019, respectively.

Overview

At Home is the leading home décor superstore based on the number of our locations, and we believe our large format stores dedicate more space per store to home décor than any other player in the industry. We are focused on providing the broadest assortment of products for any room, in any style, for any budget. We utilize our space advantage to out-assort our competition, offering over 50,000 SKUs throughout our stores. Our differentiated merchandising strategy allows us to identify on-trend products and then value engineer those products to provide desirable aesthetics at attractive price points for our customers. Over 70% of our products are unbranded, private label or specifically designed for us. We believe that our broad and comprehensive offering, coupled with our compelling value proposition, create a leading destination for home décor and the opportunity to continue taking market share in a highly fragmented and growing industry.

As of July 25, 2020, our store base was comprised of 219 large format stores across 40 states, averaging approximately 105,000 square feet per store. Over the past five completed fiscal years we have opened 142 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

Recent Developments

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and substantially impacted our business, results of operations and financial condition.

Following government mandates in certain locations as well as advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. All of our stores were fully open to foot traffic as of June 19, 2020. The COVID-19 pandemic and resulting store closures caused a decline in revenue and cash flow from operations while our stores were closed, adversely affected store traffic and caused some disruption to our supply chains and staffing levels that adversely affected our results of operations and financial condition during the six months ended July 25, 2020, and in particular during the first fiscal quarter 2021.

To mitigate the decline in cash flows, on March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million on our ABL Facility, which was repaid in full during the second fiscal quarter 2021. On June 12, 2020, to continue to help provide additional financial flexibility, we entered into the Eighth Amendment to our ABL Agreement to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base. The net proceeds of the FILO Loans were used to repay a portion of the outstanding revolving credit loans.

Our customers may also be negatively affected by layoffs, work reductions or financial hardship as a result of the global outbreak of COVID-19, which could negatively impact demand for our products as customers delay or reduce discretionary purchases. Even though our stores are fully reopened as of the date of this report, health concerns could continue and could cause employees or customers to avoid gathering in public places, which could have an adverse effect on store traffic or the ability to adequately staff our stores. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate store closures, or as to how long any such closure would continue. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. Additionally, any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 could result in a loss of revenue and profits and could result in other material adverse effects.

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

During the first fiscal quarter 2021, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million during the twenty-six weeks ended July 25, 2020.

At the onset of the COVID-19 pandemic, we also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing a significant number of employees; (ii) temporary tiered salary reductions for corporate employees, including executive officers; (iii) deferring annual merit increases and bonuses; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) extending payment terms with our vendors; (vi) negotiating rent deferrals or rent abatements for a portion of our leases; and (vii) working to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic. During the second fiscal quarter 2021, we were able to bring back our furloughed employees and restore salaries to pre-COVID-19 levels for the home office employees who took pay cuts. In addition, we were able to institute merit increases and lift the hiring freeze put in place due to COVID-19.

The extent of the impact of COVID-19 on our business, results of operations and financial results will depend largely on future developments, including the duration and continued spread of the outbreak within the United States and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. The ultimate extent to which the outbreak of COVID-19 may impact our business is uncertain and the full effect it may have on our financial performance cannot be quantified at this time. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations.

On August 20, 2020, At Home Holding III Inc. (“At Home III” or the “Issuer”), closed an offering (the “Notes Offering”) of $275 million aggregate principal amount of 8.750% Senior Secured Notes due 2025 (the “Notes”). The

Notes Offering was conducted pursuant to Rule 144A and Regulation S promulgated under the Securities Act, and the Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Notes are governed by an indenture dated August 20, 2020 (the “Indenture”), by and among At Home III, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as trustee (the “Trustee) and as collateral agent (the “Collateral Agent”). Net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay all amounts outstanding under the Term Loan. The Notes bear interest at a fixed rate of 8.750% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021, and will mature on September 1, 2025.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) At Home Holding II Inc. (“At Home II”), a Delaware corporation and direct parent of At Home III and (ii) certain of the Issuer’s existing and future wholly owned domestic restricted subsidiaries (collectively, the “Guarantors”), all of which also guarantee the ABL Facility.

The Notes and the related guarantees are secured (i) on a first-priority basis by substantially all of the assets of the Issuer and the Guarantors other than the ABL Priority Collateral (as defined below) (such assets, the “Term Priority Collateral”) and (ii) on a second-priority basis by substantially all of the cash, cash equivalents, deposit accounts, accounts receivables, other receivables, tax refunds and inventory, and certain related assets of the Issuer and the Guarantors that secure the ABL Facility on a first priority basis (such assets, the “ABL Priority Collateral”), in each case subject to certain exceptions.

On August 28, 2020, At Home III and At Home Stores LLC (collectively, the “ABL Borrowers”) and the guarantors under the ABL Facility entered into an amendment to the ABL Agreement (the “Ninth Amendment”) with Bank of America, N.A., which amended the ABL Agreement to, among other things, extend the maturity of revolving credit loans provided thereunder to August 28, 2025. See “Item 5 − Other Information” of this report for a description of this amendment.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in a reduction of customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs, and localized or global events such as the outbreak of epidemic or pandemic disease. Due to the COVID-19 pandemic, the economic environment has undergone dramatic shifts. The second fiscal quarter 2021 saw a number of macroeconomic and consumer oriented trends that contributed to our positive performance, such as pent up demand, both in general and for home décor products in particular, in response to the COVID-19 pandemic; however, we expect that certain of these trends may moderate during the balance of fiscal year 2021.

Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. If we misjudge the market for our products, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit. During 2021, we have begun undertaking efforts to rationalize SKUs, in order to ensure our continuing competitiveness without sacrificing our wide and deep product assortment.

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

During the first quarter of fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion. We intend to resume opening new stores in fiscal year 2022.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past seven fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded distribution centers and enhanced information systems, including our warehouse and order management, e-commerce, POS, merchandise planning and inventory allocation systems, have enabled us to replicate our profitable store format and differentiated shopping experience. We have made investments relating to our second distribution center in Pennsylvania, which opened in the beginning of fiscal year 2020 and have incurred net operating costs in connection therewith during fiscal year 2020 that have impacted our operating margins. We have made significant investments in our omnichannel capabilities during the twenty-six weeks ended July 25, 2020 that have allowed us to provide our customers with additional options for purchasing our products. We expect to make additions and upgrades to these infrastructure investments in the future to continue to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The tariffs enacted in fiscal year 2019 did not have a material impact on our gross margin due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, the additional tariffs enacted in fiscal year 2020 led us to institute strategic price increases, which had a direct negative impact on comparable store sales. In addition, supply chain disruption for reasons such as the outbreak or persistence of epidemic or pandemic disease, including the global COVID-19 pandemic, have led to inventory constraints in certain product categories, which we expect could have a negative impact on our results of operations during the remainder of fiscal year 2021.

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

Other trends. In response to the COVID-19 pandemic, we began renegotiating certain store lease agreements in the first and second fiscal quarters 2021 to obtain rent relief in an effort to partially offset the negative financial impacts. We expect that over the remainder of fiscal year 2021, the reversal of such rent relief could have a negative impact on our cash position. In addition, due to the higher interest rate on our Notes compared to our Term Loan, annual interest expense may rise moderately compared to prior fiscal years to the extent that we increase the amount of borrowings under the revolving portion of our ABL Facility.

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

Comparable store sales

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. When a store is being relocated or remodeled, we exclude sales from that store in the calculation of comparable store sales until the first day of the sixteenth full fiscal month after it reopens. In addition, when applicable, we adjust for the effect of the 53rd week. We have not excluded stores from the comparable store sales calculation that were impacted by the COVID-19 pandemic. Sales resulting from our omnichannel initiatives occur at the store level and are included in the calculation of comparable store sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

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

Adjusted EBITDA is defined as net income (loss) before net interest expense, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, stock-based compensation expense, impairment charges, loss (gain) on sale-leaseback, non-cash rent and other adjustments. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net income (loss), adjusted for impairment charges, loss (gain) on sale-leaseback, payroll tax expenses related to initial public offering non-cash stock-based compensation expense and the income tax impact associated with the special one-time initial public offering bonus stock option exercises and other adjustments. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019

	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$515,244	$342,321	$705,090	$648,585
Cost of sales	319,117	241,923	492,613	460,136
Gross profit	196,127	100,398	212,477	188,449
Operating expenses
Selling, general and administrative expenses	68,606	76,716	135,072	153,645
Impairment charges	—	—	319,732	—
Depreciation and amortization	2,159	1,869	4,372	3,630
Total operating expenses	70,765	78,585	459,176	157,275
(Loss) gain on sale-leaseback	(115)	—	(115)	16,528
Operating income (loss)	125,247	21,813	(246,814)	47,702
Interest expense, net	6,172	8,235	13,143	16,004
Income (loss) before income taxes	119,075	13,578	(259,957)	31,698
Income tax provision	29,652	3,196	9,562	7,433
Net income (loss)	$89,423	$10,382	$(269,519)	$24,265
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9%	70.7%	69.9%	70.9%
Gross profit	38.1%	29.3%	30.1%	29.1%
Operating expenses
Selling, general and administrative expenses	13.3%	22.4%	19.2%	23.7%
Impairment charges	— %	— %	45.3%	— %
Depreciation and amortization	0.4%	0.5%	0.6%	0.6%
Total operating expenses	13.7%	23.0%	65.1%	24.2%
(Loss) gain on sale-leaseback	(0.0)%	— %	(0.0)%	2.5%
Operating income (loss)	24.3%	6.4%	(35.0)%	7.4%
Interest expense, net	1.2%	2.4%	1.9%	2.5%
Income (loss) before income taxes	23.1%	4.0%	(36.9)%	4.9%
Income tax provision	5.8%	0.9%	1.4%	1.1%
Net income (loss)	17.4%	3.0%	(38.2)%	3.7%
Operational Data:
Total stores at end of period	219	204	219	204
New stores opened	1	13	7	24
Comparable store sales	42.3%	(0.4)%	0.3%	(0.6)%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$185,273	$78,772	$199,261	$143,479
Store-level Adjusted EBITDA margin(2)	36.0%	23.0%	28.3%	22.1%
Adjusted EBITDA(2)	$159,653	$47,147	$145,043	$80,897
Adjusted EBITDA margin(2)	31.0%	13.8%	20.6%	12.5%
Adjusted Net Income(3)	$90,556	$11,421	$51,346	$13,317
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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with performance evaluations for our executives; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. In addition, we utilize a further adjusted metric based on Adjusted EBITDA in certain calculations under our senior secured asset-based lending credit facility (the “ABL Facility”) (defined therein as “Consolidated Cash EBITDA”) and the Indenture (defined therein as “EBITDA”). Management believes Store-level Adjusted EBITDA is helpful in highlighting trends because it facilitates comparisons of store operating performance from period to period by excluding the impact of costs associated with new store openings and certain corporate overhead expenses, such as certain costs associated with management, finance, accounting, legal and other centralized corporate functions. Management believes that Adjusted Net Income assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance.

(2)	The following table reconciles our net income (loss) to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019

Net income (loss), as reported	$89,423	$10,382	$(269,519)	$24,265
Interest expense, net	6,172	8,235	13,143	16,004
Income tax provision	29,652	3,196	9,562	7,433
Depreciation and amortization(a)	17,908	17,301	36,057	33,831
EBITDA	$143,155	$39,114	$(210,757)	$81,533
Impairment charges(b)	—	—	319,732	—
Loss (gain) on sale-leaseback	115	—	115	(16,528)
Consulting and other professional services(c)	355	719	630	2,300
Stock-based compensation expense(d)	2,316	1,637	4,379	3,485
Non-cash rent(e)	12,833	4,257	30,065	8,633
Other(f)	879	1,420	879	1,474
Adjusted EBITDA	$159,653	$47,147	$145,043	$80,897
Costs associated with new store openings(g)	2,098	7,539	5,678	14,599
Corporate overhead expenses(h)	23,522	24,086	48,540	47,983
Store-level Adjusted EBITDA	$185,273	$78,772	$199,261	$143,479
(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of operations.

(b)	Represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill.

(c)	Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) other transaction costs.

(d)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors.
(e)	Consists of the non-cash portion of rent, which reflects the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments. In fiscal year 2021, due to the COVID-19 pandemic, we have renegotiated leases to include significant deferrals which has resulted in higher non-cash rent expense.

(f)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for each of the thirteen and twenty-six weeks ended July 25, 2020, costs relating to the write-off of certain site selection costs that occurred as a result of the COVID-19 pandemic.
●	for each of the thirteen and twenty-six weeks ended July 27, 2019, costs incurred of $1.4 million related to the restructuring of our merchandising department.

(g)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened one and 13 new stores during the thirteen weeks ended July 25, 2020 and July 27, 2019, respectively, and seven and 24 new stores during the twenty-six weeks ended July 25, 2020 and July 27, 2019, respectively.

(h)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability or performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. We anticipate that we will continue to incur corporate overhead expenses in future periods.

(3)	The following table reconciles our net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019

Net income (loss), as reported	$89,423	$10,382	$(269,519)	$24,265
Adjustments:
Impairment charges(a)	—	—	319,732	—
Loss (gain) on sale-leaseback	115	—	115	(16,528)
Payroll tax expense related to special one-time IPO bonus stock option exercises(b)	—	10	—	46
Merchandising department restructuring(c)	—	870	—	870
Other(d)	1,375	474	1,375	1,373
Tax impact of adjustments to net income (loss)(e)	(357)	(308)	(357)	3,304
Tax benefit related to special one-time IPO bonus stock option exercises(f)	—	(7)	—	(13)
Adjusted Net Income	$90,556	$11,421	$51,346	$13,317
(a)	Represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill.

(b)	Payroll tax expense related to stock option exercises associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance.

(c)	Includes certain employee related costs incurred as part of restructuring our merchandising department.

(d)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for each of the thirteen and twenty-six weeks ended July 25, 2020, costs relating to the write-off of certain site selection costs that occurred as a result of the COVID-19 pandemic.

(e)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net income (loss), the adjusted effective tax rate for the thirteen and twenty-six weeks ended July 25, 2020 was 24.9% and 16.2%, respectively. The adjusted effective tax rate for the thirteen and twenty-six weeks ended July 27, 2019 was 23.5% and 23.7%, respectively.

(f)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

Matters Affecting Comparability

As a result of the COVID-19 pandemic, our stores and distribution centers were closed or operated in a limited capacity during the first fiscal quarter and into the beginning of the second fiscal quarter 2021. In addition to lost revenues, we continued to incur expenses relating to our stores, distribution centers and home office. Once our stores reopened, we experienced a significant increase in foot traffic and sales that we believe was impacted by pent-up demand and stimulus spending. As a result, comparisons as a percentage of sales and year-over-year trends may not be meaningful for certain financial statement items this quarter.

Thirteen Weeks Ended July 25, 2020 Compared to Thirteen Weeks Ended July 27, 2019

Net Sales

Net sales increased $172.9 million, or 50.5%, to $515.2 million for the thirteen weeks ended July 25, 2020 from $342.3 million for the thirteen weeks ended July 27, 2019. Comparable store sales increased $131.9 million, or 42.3%, during the thirteen weeks ended July 25, 2020. The increase was primarily driven by increased demand as state and local restrictions related to the COVID-19 pandemic were lifted and we reopened our stores, as well as the continued roll-out of our omnichannel initiatives. The increase was partially offset by lost sales in the beginning of the quarter due to mandated store closures.

Cost of Sales

Cost of sales increased $77.2 million, or 31.9%, to $319.1 million for the thirteen weeks ended July 25, 2020 from $241.9 million for the thirteen weeks ended July 27, 2019. This increase was primarily driven by the 50.5% increase in net sales during the thirteen weeks ended July 25, 2020 compared to the thirteen weeks ended July 27, 2019, which resulted in a $75.3 million increase in merchandise costs. In addition, during the thirteen weeks ended July 25, 2020, we recognized a $2.1 million increase in store occupancy costs, net of abatements received from lessors of $2.3 million during the COVID-19 pandemic and a $0.3 million increase in depreciation and amortization, in each case as a result of new store openings and sale-leaseback transactions since July 27, 2019. The increase was partially offset by a decrease in distribution center costs of $2.8 million as a result of store closures during the COVID-19 pandemic.

Gross Profit and Gross Margin

Gross profit was $196.1 million for the thirteen weeks ended July 25, 2020, an increase of $95.7 million from $100.4 million for the thirteen weeks ended July 27, 2019. The increase in gross profit was driven by the increase in sales during the thirteen weeks ended July 25, 2020. Gross margin increased 880 basis points to 38.1% of net sales for the thirteen weeks ended July 25, 2020 from 29.3% of net sales for the thirteen weeks ended July 27, 2019. The increase was primarily driven by leverage on occupancy costs, depreciation expense and distribution center costs as a result of the increase in comparable store sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $68.6 million for the thirteen weeks ended July 25, 2020 compared to $76.7 million for the thirteen weeks ended July 27, 2019, a decrease of $8.1 million or 10.6%. As a percentage of sales, SG&A decreased 910 basis points for the thirteen weeks ended July 25, 2020 to 13.3% from 22.4% for the thirteen weeks ended July 27, 2019, primarily due to the increase in sales and a decrease in SG&A as a result of our efforts to curtail spending amid the COVID-19 pandemic.

Selling, general and administrative expenses include expenses related to corporate overhead and store operations, which decreased by $2.2 million and $0.3 million, respectively, primarily driven by a reduction in pre-opening and other variable costs due to the COVID-19 pandemic.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $5.0 million for the thirteen weeks ended July 25, 2020 compared to $10.6 million for the thirteen weeks ended July 27, 2019, a decrease of $5.6 million or 52.5%. The decrease was driven by our efforts to curtail our advertising spend amid the COVID-19 pandemic.

Interest Expense, Net

Interest expense, net decreased to $6.2 million for the thirteen weeks ended July 25, 2020 from $8.2 million for the thirteen weeks ended July 27, 2019, a decrease of $2.0 million. The decrease in interest expense was primarily due to a significant paydown of our ABL Facility in addition to decreases in the average interest rates applicable to our variable rate debt during the period. The effective interest rate for the ABL Facility was approximately 2.30% and 4.40% during the thirteen weeks ended July 25, 2020 and July 27, 2019, respectively.

Income Tax Provision

Income tax expense was $29.7 million for the thirteen weeks ended July 25, 2020 compared to $3.2 million for the thirteen weeks ended July 27, 2019. The effective tax rate for the thirteen weeks ended July 25, 2020 was 24.9 % compared to 23.5% for the thirteen weeks ended July 27, 2019. The effective tax rate for each of the thirteen weeks ended July 25, 2020 and July 27, 2019, differs from the federal statutory rate primarily due to the impact of state and local income taxes.

Twenty-six Weeks Ended July 25, 2020 Compared to Twenty-six Weeks Ended July 27, 2019

Net Sales

Net sales increased $56.5 million, or 8.7%, to $705.1 million for the twenty-six weeks ended July 25, 2020 from $648.6 million for the twenty-six weeks ended July 27, 2019. Comparable store sales increased $1.6 million, or 0.3%, during the twenty-six weeks ended July 25, 2020. The increase was primarily driven by increased demand as state and local mandates related to the COVID-19 pandemic were lifted and we reopened our stores in addition to the continued roll-out of our BOPIS initiative. The increase was partially offset by lost sales during the first fiscal quarter 2021 and into the beginning of the second fiscal quarter 2021 due to mandated store closures.

Cost of Sales

Cost of sales increased $32.5 million, or 7.1%, to $492.6 million for the twenty-six weeks ended July 25, 2020 from $460.1 million for the twenty-six weeks ended July 27, 2019. This increase was primarily driven by the 8.7% increase in net sales during the twenty-six weeks ended July 25, 2020 compared to the twenty-six weeks ended July 27, 2019, which resulted in a $26.5 million increase in merchandise costs. The increase was also due to a $11.6 million increase in store occupancy costs, net of abatements received from lessors of $2.3 million during the COVID-19 pandemic and a $1.5 million increase in depreciation and amortization, in each case as a result of new store openings and sale-leaseback transactions since July 27, 2019. The increase was partially offset by a decrease in distribution center costs of $4.6 million as a result of the COVID-19 pandemic.

Gross Profit and Gross Margin

Gross profit was $212.5 million for the twenty-six weeks ended July 25, 2020, an increase of $24.1 million from $188.4 million for the twenty-six weeks ended July 27, 2019. The increase in gross profit was driven by the increase in sales during the twenty-six weeks ended July 25, 2020. Gross margin increased 100 basis points to 30.1% of net sales for the twenty-six weeks ended July 25, 2020 from 29.1% of net sales for the twenty-six weeks ended July 27,

2019. The increase was primarily driven by a decrease in distribution center costs of $4.6 million and a decrease in freight expenses as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $135.1 million for the twenty-six weeks ended July 25, 2020 compared to $153.6 million for the twenty-six weeks ended July 27, 2019, a decrease of $18.5 million or 12.1%. As a percentage of sales, SG&A decreased 450 basis points for the twenty-six weeks ended July 25, 2020 to 19.2% from 23.7% for the twenty-six weeks ended July 27, 2019, primarily due to our efforts to curtail spending amid the COVID-19 pandemic and due to the increase in sales.

Selling, general and administrative expenses include expenses related to store operations and corporate overhead, which decreased by $6.4 million and $2.0 million, respectively, primarily driven by a reduction in pre-opening and other variable costs due to the COVID-19 pandemic.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $12.8 million for the twenty-six weeks ended July 25, 2020 compared to $23.0 million for the twenty-six weeks ended July 27, 2019, a decrease of $10.2 million or 44.1%. The decrease was driven by our efforts to curtail our advertising spend amid the COVID-19 pandemic.

Impairment Charges

During the first fiscal quarter 2021, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million during the twenty-six weeks ended July 25, 2020. No impairment charges were incurred during the twenty-six weeks ended July 27, 2019.

Interest Expense, Net

Interest expense, net decreased to $13.1 million for the twenty-six weeks ended July 25, 2020 from $16.0 million for the twenty-six weeks ended July 27, 2019, a decrease of $2.9 million. The decrease in interest expense was primarily due to reduced average borrowings under our ABL Facility in addition to decreases in the average interest rates applicable to our variable rate debt during the period. The effective interest rate for the ABL Facility was approximately 2.80% and 4.30% during the twenty-six weeks ended July 25, 2020 and July 27, 2019, respectively.

Income Tax Provision

Income tax expense was $9.6 million for the twenty-six weeks ended July 25, 2020 compared to $7.4 million for the twenty-six weeks ended July 27, 2019. The effective tax rate for the twenty-six weeks ended July 25, 2020 was (3.7)% compared to 23.4% for the twenty-six weeks ended July 27, 2019. The effective tax rate for the twenty-six weeks ended July 25, 2020 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) and to a lesser extent the impact of state and local income taxes. The effective tax rate for the twenty-six weeks ended July 27, 2019 differs from the federal statutory rate primarily due to the impact of state and local income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash generated by operating activities, proceeds from sale-leaseback transactions and borrowings under our ABL Facility and Term Loan Facility (as described in “—Term Loan Facility”). Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our ABL Facility. Our primary cash needs are for day-to-day operations, to provide for infrastructure investments in our stores, to invest in future projects such as e-commerce, to finance new store openings, to pay interest and principal on our indebtedness and to fund working capital requirements for seasonal inventory builds and new store inventory purchases.

In response to the global COVID-19 pandemic, in March 2020 we temporarily closed all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. All of our stores were fully open to foot traffic as of June 19, 2020. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate store closures, or as to how long any such closure would continue. The extent and duration of any such closure reinstatements is inherently uncertain and could significantly adversely affect our cash flows from operations. In the event that our obligations exceed our cash generated from operations and currently available sources of liquidity, such as borrowings under our ABL Facility, our ability to meet our obligations when due could be adversely affected.

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

As of July 25, 2020, we had $32.4 million of cash and cash equivalents, no borrowings outstanding under the ABL Facility revolving credit loans and $273.4 million in borrowing availability under our ABL Facility. At that date, there were $1.0 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them. On June 12, 2020, the ABL Facility was amended to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis. See “– Asset-Based Lending Credit Facility.”

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

In response to the COVID-19 pandemic, we took swift and decisive action to preserve liquidity, including temporarily suspending new store openings, collaborating with our vendors on payment terms and reducing non-essential expenses and inventory flows. While the ultimate duration and impact of this suspension of new store openings is unknown, it could have a material adverse effect on the execution of our growth strategy and our business, financial condition and results of operations. We believe that our current cash position, net cash provided by operating activities, borrowings under our ABL Facility and sale-leaseback transactions, taking into consideration our actions to preserve liquidity, will be adequate to finance our operations, planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and for the foreseeable future thereafter. However, if cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our operating requirements, including as a result of further restrictions on store operations in future periods, we could be required to obtain additional financing in the near future. We may not be able to obtain equity or additional debt financing in the future when we need it or, if available, the terms may not be satisfactory to us or could be dilutive to our shareholders.

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

In July 2020, we sold three of our properties in Grand Chute, Wisconsin; Cincinnati, Ohio; and Lutz, Florida for a total of $33.2 million. Contemporaneously with the closing of the sales, we entered into leases pursuant to which we leased back the properties for cumulative initial annual rent of $2.9 million, subject to annual escalations.

Term Loan Facility

On June 5, 2015, our indirect wholly owned subsidiary At Home Holding III Inc. (the “Borrower”) entered into a first lien credit agreement (the “First Lien Agreement”), by and among the Borrower, At Home II , a direct wholly owned subsidiary of ours, as guarantor, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent. After giving effect to amendments to the First Lien Agreement, the First Lien Agreement provided for a term loan facility in an aggregate principal amount of $350.0 million (the “Term Loan”). The Term Loan had a maturity of June 3, 2022, and was repayable in equal quarterly installments of approximately $0.9 million for an annual aggregate amount equal to 1.00% of the principal amount. The Borrower had the option of paying interest on a 1-month, 2-month or quarterly basis on the Term Loan at an annual rate of LIBOR (subject to a 1.00% floor) plus 4.00%, subject to a 0.50% reduction if the Borrower achieved a specified secured net leverage ratio level, which was met during the fiscal year ended January 28, 2017 and for which the Borrower continued to qualify during the twenty-six weeks ended July 25, 2020. The Term Loan was prepayable, in whole or in part, without premium at our option. As of July 25, 2020, approximately $334.2 million was outstanding under the Term Loan.

On August 20, 2020, At Home III closed the Notes Offering. The net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay in full all indebtedness outstanding under the Term Loan.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Agreement from time to time to, among other things, increase the aggregate revolving commitments available thereunder. In June 2019, we entered into a letter agreement with certain of the lenders party to the ABL Agreement pursuant to which such lenders agreed to increase their respective commitments by $75.0 million in the aggregate, with effect from June 14, 2019 (the “ABL Commitment Increase”). After giving effect to prior amendments to the ABL Agreement and the ABL Commitment Increase, the amount of aggregate revolving commitments available under the ABL Agreement is $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The revolving credit loans under the ABL Facility will mature on the earlier of July 27, 2022 and the date that is 91 days prior to the maturity date of the First Lien Agreement (as such date may be extended). The ABL Agreement has been further amended to extend the maturity date of the revolving credit loans under the ABL Facility to the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement. See “Item 5 – Other Information.”

On June 12, 2020 (the “Amendment Effective Date”), the ABL Borrowers and the guarantors under the ABL Facility entered into an amendment (the “Eighth Amendment”) to the ABL Facility with the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent for all lenders (in such capacities, the “Administrative Agent”), and TCG Senior Funding L.L.C., as agent for certain of the lenders (in such capacity, the “FILO Agent”). Pursuant to the Eighth Amendment, the ABL Facility was amended, among other things, to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base, which FILO Loans were extended to the ABL Borrowers on the Amendment Effective Date by the lenders holding commitments for FILO Loans on the Amendment Effective Date (the “FILO Lenders”).

Following the Amendment Effective Date, the aggregate revolving commitments available under the ABL Facility remained unchanged at $425.0 million. As of July 25, 2020, we had no borrowings outstanding in respect of the revolving credit loans under the ABL Facility, approximately $1.0 million in face amount of letters of credit had been issued and we had availability of approximately $273.4 million. As of July 25, 2020, we were in compliance with all covenants prescribed in the ABL Facility.

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability. This reflects an increase of the applicable margin included in the interest rate by 0.50% pursuant to the Eighth Amendment. Also in connection with the Eighth Amendment, the ABL Facility was amended to add a 1.00% interest rate floor applicable to all revolving credit loans irrespective of rate used. The effective interest rate was approximately 2.30% and 4.40% during the thirteen weeks ended July 25, 2020 and July 27, 2019, respectively, and approximately 2.80% and 4.30% during the twenty-six weeks ended July 25, 2020 and July 27, 2019, respectively.

The ABL Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Facility contains certain cross-default provisions. Prior to the Amendment Effective Date, while there were no financial maintenance covenants in the ABL Facility, during the existence of an event of default or at times when we did not maintain availability of the greater of $15.0 million and 10% of the loan cap, the consolidated fixed charge coverage ratio on a rolling 12-month basis as of the end of any fiscal month was required to be 1.00 to 1.00 or higher. Pursuant to the Eighth Amendment, the covenants in the ABL Facility were amended to replace the consolidated fixed charge coverage ratio to include a new minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). Also, in connection with the Eighth Amendment, a mandatory prepayment provision under the ABL Facility was added requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home II, the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million.

Pursuant to the Eighth Amendment, the ABL Agreement has been amended to, among other things, provide for the FILO Loans, subject to a borrowing base. The FILO Loans bear interest at the London Interbank Offered Rate (“LIBOR”) offered for deposits for an interest period of 3 months (with a 1.00% LIBOR floor, the “FILO Rate”) plus 9.00%, (with such interest rate switching to Base Rate plus 8.00% only if the FILO Rate cannot be determined) and amortizes at 10.00% per annum in equal quarterly installments of $875,000 commencing on September 30, 2020, with the remaining balance due at maturity. The FILO Loans will mature on the earlier of (i) the maturity date of the ABL Facility and (ii) July 27, 2022 (the “FILO Maturity Date”). The FILO Loans are prepayable at our option, in whole or in part, subject to a prepayment premium on the principal amount of the FILO Loans prepaid or required to be prepaid.

8.750% Senior Secured Notes due 2025

On August 20, 2020, At Home III closed an offering of $275 million aggregate principal amount of the Notes. The Notes Offering was conducted pursuant to Rule 144A and Regulation S promulgated under the Securities Act, and the Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Notes are governed by the Indenture. Net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay all amounts outstanding under the Term Loan. The Notes bear interest at a fixed rate of 8.750% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021, and will mature on September 1, 2025.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors, all of which also guarantee the ABL Facility.

The Notes are the senior secured obligations of the Issuer and the Guarantors. The Notes and the guarantees rank equal in right of payment with any of the existing and future senior indebtedness of the Issuer and the Guarantors and other obligations that are not, by their terms, expressly subordinated in right of payment to the Notes, including indebtedness under the ABL Facility. The Notes and the guarantees will rank senior in right of payment to any of the indebtedness of the Issuer and the Guarantors that is expressly subordinated to the Notes. The Notes and the guarantees will be effectively senior to any of the unsecured indebtedness of the Issuer and the Guarantors to the extent of the value of the Collateral (as defined below). With respect to the Collateral, the Notes and the guarantees will be (x) effectively junior to the obligations of the Issuer and the Guarantors under the ABL Facility to the extent of the value of the ABL Priority Collateral securing the Notes and (y) effectively senior to the obligations of the Issuer and the Guarantors under the ABL Facility to the extent of the value of the Term Priority Collateral securing the ABL Facility. The Notes and the guarantees will be effectively subordinated to any indebtedness and other liabilities secured by any assets not constituting Term Priority Collateral or ABL Priority Collateral, to the extent of the value of the assets subject to those liens. The Notes will be structurally subordinated to all indebtedness and other liabilities of the Issuer’s existing and future subsidiaries that do not guarantee the Notes.

The Issuer may redeem the Notes, in whole or in part, at any time prior to September 1, 2022 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date plus a make-whole premium. In addition, at any time prior to September 1, 2022, but not more than once during each 12-month period commencing with the issue date of the Notes, the Issuer may redeem up to 10% of the aggregate original principal amount of the Notes at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. At any time prior to September 1, 2022, the Issuer may also redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings, at a redemption price equal to 108.750% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date.

On or after September 1, 2022, the Issuer may redeem all or part of the Notes at the following redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date, if redeemed during the 12-month period commencing September 1 of the years set forth below:

Period	Redemption Price
2022	104.3750%
2023	102.1875%
2024 and thereafter	100.0000%

Collateral under the ABL Facility, Term Loan and the Notes

The ABL Facility is secured (a) on a first-priority basis by substantially all of the cash, cash equivalents, deposit accounts, accounts receivables, other receivables, inventory and certain related assets of the ABL Borrowers and the guarantors party to the ABL Agreement (collectively, the “ABL Priority Collateral”) of the ABL Borrowers and the

guarantors party to the ABL Facility and (b) on a second-priority basis by substantially all of the assets of the ABL Borrowers and the guarantors party to the ABL Agreement other than the ABL Priority Collateral (collectively, “Term Priority Collateral”), in each case subject to certain exceptions (collectively, “Term Priority Collateral”); provided, however that since our amendment of the ABL Facility in July 2017, real property that may have secured the Term Loan, or may secure the Notes from time to time, does not form part of the collateral under the ABL Facility.

The Term Loan was secured (a) on a first-priority basis by the Term Priority Collateral and (b) on a second-priority basis by the ABL Priority Collateral. In connection with the Notes Offering, we repaid in full all indebtedness outstanding under the Term Loan using the net proceeds of the Notes Offering along with cash on our balance sheet, and accordingly terminated the First Lien Agreement. The Notes are secured (a) on a first-priority basis by the Term Priority Collateral and (b) on a second-priority basis by the ABL Priority Collateral, in each case subject to certain exceptions.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Twenty-six Weeks Ended
	July 25, 2020	July 27, 2019

Net Cash Provided by Operating Activities	$234,460	$11,367
Net Cash Used in Investing Activities	(5,989)	(77,707)
Net Cash (Used in) Provided by Financing Activities	(208,142)	68,495
Increase in Cash, Cash Equivalents and Restricted Cash	20,329	2,155

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $234.5 million for the twenty-six weeks ended July 25, 2020 compared to $11.4 million for the twenty-six weeks ended July 27, 2019. The $223.1 million increase in cash provided by operating activities was primarily due to increased sales and the resulting inventory turn during the second fiscal quarter 2021 and a decrease of $23.0 million in cash paid for income taxes, partially offset by the acceleration in timing of payments on operating activities of $26.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6.0 million for the twenty-six weeks ended July 25, 2020 compared to $77.7 million for the twenty-six weeks ended July 27, 2019. The $71.7 million decrease in cash used in investing activities was driven by a decrease in capital expenditures related to the temporary suspension of new store openings due to the COVID-19 pandemic, which was partially offset by lower sale-leaseback proceeds during the twenty-six weeks ended July 25, 2020 compared to the twenty-six weeks ended July 27, 2019. Capital expenditures of $38.5 million for the twenty-six weeks ended July 25, 2020 consisted of $33.1 million invested in new store growth with the remaining $5.4 million primarily related to investments in information technology, maintenance expenditures and existing stores. Capital expenditures of $141.5 million for the twenty-six weeks ended July 27, 2019 consisted of $126.3 million invested in new store growth and approximately $3.6 million invested in the second distribution center with the remaining $11.4 million primarily related to investments in information technology initiatives and existing stores.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $208.1 million for the twenty-six weeks ended July 25, 2020 compared to net cash provided by financing activities of $68.5 million for the twenty-six weeks ended July 27, 2019. The increase in cash used in financing activities of $276.6 million was primarily due to the $291.1 million decrease in net borrowings under our ABL Facility and a $9.6 million decrease in proceeds from financing obligations, which was partially offset by a $35.0 million increase in net proceeds from the issuance of long-term debt in the form of the FILO Loans.

Off-Balance Sheet Arrangements

We have not historically entered into off-balance sheet arrangements other than letters of credit and purchase obligations in the normal course of our operations.

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen and twenty-six weeks ended July 25, 2020, which were also impacted by store closures as a result of the COVID-19 pandemic and the reopening of stores as allowed by state or local mandates, were not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday decorating seasons, respectively. However, our broad and comprehensive product offering makes us less susceptible to holiday shopping seasonal patterns than many other retailers. Our quarterly results have historically been affected by the timing of new store openings and their associated pre-opening costs. As a result of these factors, our financial and operating results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

During the first quarter of fiscal year 2021, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired as of April 25, 2020 and recognized an impairment charge of $319.7 million during the twenty-six weeks ended July 25, 2020. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our ABL Facility and Term Loan Facility, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of July 25, 2020, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $3.7 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by an immaterial amount. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended July 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current global COVID-19 pandemic has substantially impacted and will continue to negatively affect our business, results of operations, financial condition and cash flows.

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and has been substantially impacting our business, results of operations and financial condition.

Following government mandates in certain locations as well as increasing advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. On April 30, 2020, we announced that we would gradually re-open our stores, as permitted by local and state regulations, and we have fully re-opened our stores as of June 19, 2020.

The COVID-19 pandemic and resulting store closures have caused a decline in revenue and cash flow from operations, adverse effects on store traffic, supply chain disruption, and have resulted in incremental costs which have disrupted our operations and adversely affected our business, results of operations and financial condition in fiscal year 2021 to date. In addition, due to the effect of the COVID-19 pandemic, goodwill was fully impaired as of April 25, 2020 and we recognized an impairment charge of $319.7 million in the first quarter of fiscal year 2021. While we have now fully reopened all of our stores, there are continuing regulatory restrictions associated with operating our stores, and there is substantial uncertainty as to whether or how our operations will be affected by such continuing restrictions.

The temporary closure of our stores and decline in store traffic due to the COVID-19 pandemic has resulted in significantly reduced cash flows from operations during such closures. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate or extend store closures, or as to how long any such closure would continue. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. There can be no assurance that we will have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, or that efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, would be successful. On March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million under the ABL Facility. Further, on June 12, 2020, we amended our ABL Facility to provide for a new tranche of FILO Loans, subject to a borrowing base. We used the net proceeds of the FILO Loans, together with cash on hand and the proceeds of certain other transactions to repay outstanding indebtedness under our ABL Facility. As of July 25, 2020, no revolving borrowings were outstanding under our ABL Facility.

Our customers may also be negatively affected by layoffs, work reductions or financial hardship as a result of the global outbreak of COVID-19, which could negatively impact demand for our products as customers delay or reduce discretionary purchases. Even though we have reopened all of our stores, health concerns could continue and could cause employees or customers to avoid gathering in public places, which could have an adverse effect on store traffic or the ability to adequately staff our stores. Any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 would continue to result in a loss of revenue and profits and could result in other material adverse effects.

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

The extent of the impact of COVID-19 on our business, results of operations and financial results will depend largely on future developments, including the duration and spread of the outbreak within the United States and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted at this time. While we continue to explore all options for preserving and increasing sources of liquidity, such as potential increases in our existing financing facilities or entry into new facilities, expense reduction initiatives, and negotiation with counterparties such as landlords and suppliers to extend or otherwise revise payment terms, we do not expect that such efforts will fully offset the adverse impact on us of a prolonged disruption to our business. The ultimate extent to which the outbreak of COVID-19 may impact our business is uncertain and the full effect it may have on our financial performance cannot be quantified at this time. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year ended January 25, 2020.

Goodwill was fully impaired as of April 25, 2020 and we recognized an impairment charge of $319.7 million for the thirteen weeks ended April 25, 2020. We may be required to record other impairment charges in the future, which could have a material adverse non-cash impact on our results of operations.

During the thirteen weeks ended April 25, 2020, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. The impairment test requires numerous assumptions such as, among others, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures. In addition, changes in our market capitalization may impact certain assumptions in any impairment test. Based on the test results, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million during the twenty-six weeks ended July 25, 2020.

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

As of July 25, 2020, we had total borrowings of $35.0 million outstanding under our ABL Facility, consisting of $35.0 million of FILO Loans and no borrowings under the revolving credit loans, and $334.2 million of borrowings outstanding under our Term Loan (as defined below). On August 20, 2020, we issued $275.0 million of the Notes and used the net proceeds of the offering, together with cash on our balance sheet, to repay the Term Loan in full. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to us, including:

●	making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions, including as a result of disruption caused by the global COVID-19 pandemic;
●	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of obligations with respect to our debt, thereby reducing our ability to use our cash flow to fund our operations, lease payments, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;
●	exposing us to the risk of increased interest rates as a substantial portion of our borrowings are at variable rates;
●	restricting us from making strategic acquisitions;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
●	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the ABL Agreement and the Indenture.

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

On March 12, 2020 we borrowed $55 million in incremental borrowings under our ABL Facility, which amounts were repaid in full during the second fiscal quarter 2021. On June 12, 2020, we amended our ABL Facility to provide for a new tranche of term loans in a principal amount of $35 million on a “first-in, last out” basis, subject to a borrowing base, the net proceeds of which were used to repay a portion of the outstanding revolving credit loans on that date.

Covenants in our debt agreements restrict our business and could limit our ability to implement our business plan.

The ABL Agreement and the Indenture contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in the ABL Agreement, our ability to borrow revolving credit loans thereunder may be restricted. The ABL Agreement and Indenture include covenants restricting, among other things, our ability to do the following under certain circumstances:

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

The restrictions in the ABL Agreement and the Indenture also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that could be in our interest.

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

If we default under the ABL Agreement or the Indenture, because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our covenants under the ABL Agreement or the Indenture, or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the ABL Credit Facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the ABL Agreement or the Indenture, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under the ABL Facility or the Indenture, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 28, 2020, At Home Holding III Inc. and At Home Stores LLC, as borrowers, and the guarantors under the ABL Facility entered into an amendment to the credit agreement governing the ABL Facility (the “ABL Amendment”) with Bank of America, N.A., as administrative agent and collateral agent for the lenders party to the ABL Agreement, and the lenders party to the ABL Amendment, which amended the ABL Agreement.

Pursuant to the ABL Amendment, the maturity of the revolving credit facility under our ABL Facility was extended to the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement. Additionally, the ABL Amendment revised certain provisions of the ABL Agreement to conform to certain of the terms of the Indenture and the Notes. The ABL Amendment also provides that borrowing availability under the revolving credit facility may be limited during the 91 days prior to the maturity of the FILO Loans.

The foregoing description of the ABL Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the ABL Amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
4.1

Indenture, dated as of August 20, 2020, by and among At Home Holding III Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on form 8-K filed on August 26, 2020 (File No. 001-37849)).

4.2	Form of 8.750% Senior Secured Notes due 2025 (included within the Indenture filed as Exhibit 4.1).

10.1

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

10.2

Eighth Amendment to Credit Agreement, dated June 12, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, as the borrowers, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto, Bank of America N.A., as administrative agent and collateral agent, and TCG Senior Funding L.L.C., as FILO agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2020 (File No. 001-37849)).

*10.3

Ninth Amendment to Credit Agreement, dated August 28, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, as the borrowers, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors and the lenders party thereto, Bank of America N.A., as administrative agent and collateral agent.

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

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description of Exhibit
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

September 2, 2020	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

September 2, 2020	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)