Form 10-Q
period 2020-10-24
At Home Group Inc.
filed 2020-12-02
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2020

or

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

There were 64,807,011 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2020.

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

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

●	general economic factors that may materially adversely affect our business, revenue and profitability;
●	outbreaks of communicable disease, or other public health emergencies, such as the current global pandemic of COVID-19, could substantially harm our business;
●	resurgence of COVID-19 cases and reinstatement of state or local mandates to contain or prevent the spread of disease, including those requiring store closures;
●	volatility or disruption in the financial markets;
●	consumer spending on home décor products which could decrease or be displaced by spending on other activities;
●	our ability to successfully implement our growth strategy on a timely basis or at all;
●	our failure to manage inventory effectively and our inability to satisfy changing consumer demands and preferences;
●	losses of, or disruptions in, or our inability to efficiently operate our distribution network;
●	risks related to our imported merchandise, including current or any additional imposition of tariffs or other trade restrictions;
●	adverse events, including weather impacts, in the geographical regions in which we operate;
●	risks related to our use of international vendors, including potential violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws;
●	risks associated with leasing substantial amounts of space;
●	risks associated with our sale-leaseback strategy;
●	the highly competitive retail environment in which we operate;
●	opening new stores in existing markets, which may negatively affect sales at our existing stores;
●	risks related to our substantial indebtedness and the significant operating and financial restrictions imposed on us and our subsidiaries by our secured credit facilities;
●	our dependence upon the services of our management team and our buyers;
●	the failure to attract and retain quality employees;
●	difficulties with our vendors;

●	the seasonality of our business;
●	fluctuations in our quarterly operating results;
●	the failure or inability to protect our intellectual property rights;
●	risks associated with third-party claims that we infringe upon their intellectual property rights;
●	increases in commodity prices and supply chain costs;
●	the need to make significant investments in advertising, marketing or promotions;
●	the success of any investment in online services or e-commerce activities that we may launch;
●	changes in consumer buying patterns, particularly the use of e-commerce sites and off premise sales, which may affect our revenues, operating results and liquidity;
●	risks associated with executing and optimizing our omnichannel initiatives;
●	impairment charges could have a material adverse non-cash impact on our results of operations;
●	the success of our loyalty program or private label or co-branded consumer credit offerings and any investments related thereto;
●	disruptions to our information systems or our failure to adequately support, maintain and upgrade those systems;
●	unauthorized disclosure of sensitive or confidential customer information;
●	regulatory or litigation developments;
●	risks associated with product recalls and/or product liability, as well as changes in product safety and other consumer protection laws;
●	inadequacy of our insurance coverage;
●	our substantial dependence upon our reputation and positive perceptions of At Home;
●	the potential negative impact of changes to our accounting policies, rules and regulations;
●	changes to the U.S. tax laws and changes in our effective tax rate;
●	the significant amount of our common stock held by certain existing stockholders;
●	the impact of charges relating to impairment of goodwill and other assets;
●	competition among our stores located in the same geographic region; and
●	other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the SEC on May 19, 2020 and “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	October 24, 2020	January 25, 2020	October 26, 2019
Assets
Current assets:
Cash and cash equivalents	$33,864	$12,082	$14,104
Inventories, net	347,423	417,763	431,465
Prepaid expenses	10,580	10,693	9,604
Other current assets	27,627	7,634	15,280
Total current assets	419,494	448,172	470,453
Operating lease right-of-use assets	1,267,965	1,176,920	1,154,158
Property and equipment, net	673,225	714,188	711,102
Goodwill	—	319,732	569,732
Trade name	1,458	1,458	1,458
Debt issuance costs, net	5,575	1,218	1,339
Restricted cash	15	3	3
Noncurrent deferred tax asset	—	16,815	12,673
Other assets	2,128	1,041	960
Total assets	$2,369,860	$2,679,547	$2,921,878
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$102,634	$119,191	$108,462
Accrued and other current liabilities	156,475	112,667	102,740
Revolving line of credit	—	235,670	299,020
Current portion of operating lease liabilities	92,478	65,188	57,145
Current portion of long-term debt	4,528	4,862	3,976
Income taxes payable	568	137	—
Total current liabilities	356,683	537,715	571,343
Operating lease liabilities	1,295,474	1,195,564	1,170,967
Long-term debt	314,477	334,251	335,694
Financing obligations	—	—	9,334
Other long-term liabilities	3,588	3,406	3,768
Total liabilities	1,970,222	2,070,936	2,091,106
Shareholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 64,769,145, 64,106,061 and 64,106,061 shares issued and outstanding, respectively	648	641	641
Additional paid-in capital	670,500	657,038	655,146
(Accumulated deficit) retained earnings	(271,510)	(49,068)	174,985
Total shareholders' equity	399,638	608,611	830,772
Total liabilities and shareholders' equity	$2,369,860	$2,679,547	$2,921,878

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019

Net sales	$469,986	$318,734	$1,175,076	$967,319
Cost of sales	299,278	233,321	791,891	693,457
Gross profit	170,708	85,413	383,185	273,862

Operating expenses
Selling, general and administrative expenses	97,231	74,809	232,303	228,454
Impairment charges	—	5,230	319,732	5,230
Depreciation and amortization	2,158	1,950	6,530	5,580
Total operating expenses	99,389	81,989	558,565	239,264
(Loss) gain on sale-leaseback	—	(1,438)	(115)	15,090

Operating income (loss)	71,319	1,986	(175,495)	49,688
Interest expense, net	7,789	8,496	20,932	24,500
Loss on extinguishment of debt	3,179	—	3,179	—
Income (loss) before income taxes	60,351	(6,510)	(199,606)	25,188
Income tax provision	13,274	8,137	22,836	15,570
Net income (loss)	$47,077	$(14,647)	$(222,442)	$9,618

Earnings per share:
Net income (loss) per common share:
Basic	$0.73	$(0.23)	$(3.46)	$0.15
Diluted	$0.71	$(0.23)	$(3.46)	$0.15
Weighted average shares outstanding:
Basic	64,506,602	64,083,612	64,273,943	63,932,301
Diluted	66,589,830	64,083,612	64,273,943	64,745,804

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance, January 26, 2019	63,609,684	$636	$643,677	$66,773	$711,086
Adoption of ASU No. 2016-02, Leases (ASC 842), net of $32,743 in deferred taxes	—	—	—	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	—	—	1,848	—	1,848
Exercise of stock options and other awards	349,722	4	4,761	—	4,765
Net income	—	—	—	13,883	13,883
Balance, April 27, 2019	63,959,406	640	650,286	179,250	830,176
Stock-based compensation	-	-	1,637	-	1,637
Exercise of stock options and other awards	87,402	-	1,212	-	1,212
Net income	-	-	-	10,382	10,382
Balance, July 27, 2019	64,046,808	640	653,135	189,632	843,407
Stock-based compensation	-	-	2,046	-	2,046
Exercise of stock options and other awards	59,253	1	(35)	-	(34)
Net loss	-	-	-	(14,647)	(14,647)
Balance, October 26, 2019	64,106,061	641	655,146	174,985	830,772

Balance, January 25, 2020	64,106,061	641	657,038	(49,068)	608,611
Stock-based compensation	-	-	2,063	-	2,063
Exercise of stock options and other awards	79,690	1	(17)	-	(16)
Net loss	-	-	-	(358,942)	(358,942)
Balance, April 25, 2020	64,185,751	642	659,084	(408,010)	251,716
Stock-based compensation	-	-	2,316	-	2,316
Exercise of stock options and other awards	2,518	-	(12)	-	(12)
Net income	-	-	-	89,423	89,423
Balance, July 25, 2020	64,188,269	642	661,388	(318,587)	343,443
Stock-based compensation	-	-	3,765	-	3,765
Exercise of stock options and other awards	580,876	6	5,347	-	5,353
Net income	-	-	-	47,077	47,077
Balance, October 24, 2020	64,769,145	$648	$670,500	$(271,510)	$399,638

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019
Operating Activities
Net (loss) income	$(222,442)	$9,618
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,626	51,401
Non-cash lease expense	58,990	50,129
Impairment charges	319,732	5,230
Loss on extinguishment of debt	3,179	—
Non-cash interest expense	2,761	1,690
Loss (gain) on sale-leaseback	115	(15,090)
Deferred income taxes	17,131	7,389
Stock-based compensation	8,144	5,531
Other non-cash losses, net	1,645	1,124
Changes in operating assets and liabilities:
Inventories	70,340	(49,442)
Prepaid expenses and other current assets	(20,305)	(8,601)
Other assets	(1,087)	(15)
Accounts payable	(8,186)	(14,545)
Accrued liabilities	48,159	(5,348)
Income taxes payable	431	—
Operating lease liabilities	(22,835)	(31,250)
Net cash provided by operating activities	309,398	7,821
Investing Activities
Purchase of property and equipment	(44,223)	(211,090)
Net proceeds from sale of property and equipment	32,545	113,816
Net cash used in investing activities	(11,678)	(97,274)
Financing Activities
Payments under lines of credit	(465,370)	(616,310)
Proceeds from lines of credit	229,700	694,320
Payment of Term Loan	(335,982)	(2,639)
Payment of debt issuance costs	(18,291)	(404)
Payments on long-term debt	(1,972)	(327)
Proceeds from issuance of long-term debt	310,664	—
Payments on financing obligations	—	(60)
Proceeds from financing obligations	—	9,571
Proceeds from stock, including tax	5,325	5,943
Net cash (used in) provided by financing activities	(275,926)	90,094
Increase in cash, cash equivalents and restricted cash	21,794	641
Cash, cash equivalents and restricted cash, beginning of period	12,085	13,466
Cash, cash equivalents and restricted cash, end of period	$33,879	$14,107

Supplemental Cash Flow Information
Cash paid for interest	$18,392	$22,704
Cash paid for income taxes	$21,999	$23,657
Supplemental Information for Non-cash Investing and Financing Activities
Decrease in current liabilities of property and equipment	$(12,430)	$(3,023)
Property and equipment acquired under finance lease	$15,177	$—

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

The condensed consolidated balance sheets as of October 24, 2020 and October 26, 2019, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 24, 2020 and October 26, 2019, the condensed consolidated statements of shareholders’ equity ending October 24, 2020 and October 26, 2019 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 24, 2020 and October 26, 2019 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 25, 2020 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020, as amended by the amendment on Form 10-K/A filed with the SEC on June 19, 2020 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 25, 2020 and January 26, 2019 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “first fiscal quarter 2021” relate to the thirteen weeks ended April 25, 2020 and references herein to “second fiscal quarter 2021” relate to the thirteen weeks ended July 25, 2020. References herein to “third fiscal quarter 2021” relate to the thirteen weeks ended October 24, 2020 and references to “third fiscal quarter 2020” relate to the thirteen weeks ended October 26, 2019. References herein to “the nine months ended October 24, 2020” relate to the thirty-nine weeks ended October 24, 2020 and references to “the nine months ended October 26, 2019” relate to the thirty-nine weeks ended October 26, 2019.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the condensed consolidated financial statements and the accompanying notes, including:

●	operating lease assets and liabilities are now separated into non-cash lease expense and operating lease liabilities within operating activities on the condensed consolidated statements of cash flows;
●	repayment of Term Loan is now separated from payments on long-term debt within financing activities on the condensed consolidated statements of cash flows; and
●	the disaggregation of net sales has been adjusted between product categories within Note 9 – Revenue Recognition.

These reclassifications had no effect on previously reported results of operations or retained earnings.

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen and thirty-nine weeks ended October 24, 2020, which were also impacted by the COVID-19 pandemic, were not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

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

	October 24, 2020	January 25, 2020	October 26, 2019

Cash and cash equivalents	$33,864	$12,082	$14,104
Restricted cash	15	3	3
Cash, cash equivalents and restricted cash	$33,879	$12,085	$14,107

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

At October 24, 2020, the fair value of our $275.0 million aggregate principal amount of 8.750% Senior Secured Notes maturing on September 1, 2025 (the “Notes”) was $292.2 million, which was approximately $17.2 million above the carrying value of $275.0 million. Fair value for the Notes was determined using Level 2 inputs.

At October 24, 2020, the fair value of our fixed rate mortgage due August 22, 2022 approximated the carrying value of $5.7 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

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

4.    Goodwill

Goodwill is tested for impairment at the operating segment level at least annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. Our regular annual goodwill impairment testing is performed during the fourth quarter of the fiscal year, with effect from the beginning of the fourth quarter. We have only one operating segment and we do not have a reporting unit that exists below our operating segment. If the fair value of the operating segment is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down for this difference. We measure the fair value of the operating segment using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets. The income approach, using the discounted cash flow method, includes key factors used in the valuation of the Company (a Level 3 valuation) which include, but are not limited to, management's plans for future operations, recent operating results, income tax rates and discounted projected future cash flows. The market approach includes market multiples of peer companies and recent transactions (a Level 3 input).

During the first fiscal quarter 2021, because we continued to experience a decline in operating performance and a sustained decline in our market capitalization substantially driven by the global outbreak of COVID-19, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the results of that test, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million, which is presented on the condensed consolidated statement of operations for the thirty-nine weeks ended October 24, 2020. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

5.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	October 24, 2020	January 25, 2020	October 26, 2019

Inventory in-transit	$32,184	$21,047	$15,053
Accrued payroll and other employee-related liabilities	32,087	12,002	10,072
Accrued taxes, other than income	30,550	17,220	26,680
Accrued interest	5,188	5,346	5,863
Insurance liabilities	1,677	1,174	1,877
Gift card liability	8,990	9,224	7,934
Construction costs	3,811	7,090	6,995
Accrued inbound freight	19,245	19,803	9,303
Sales returns reserve	5,125	2,975	3,570
Other	17,618	16,786	15,393
Total accrued liabilities	$156,475	$112,667	$102,740

6.    Revolving Line of Credit

In October 2011, we entered into a senior secured asset-based lending credit facility (the “ABL Facility”), which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the credit agreement that governs the ABL Facility (the “ABL Agreement”) from time to time to, among other things, increase the aggregate revolving commitments available thereunder. After giving effect to prior amendments to the ABL Agreement, the ABL Agreement currently provides for (i) aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million and (ii) a tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”). The ABL Agreement was recently further amended to extend the maturity date of the revolving credit loans under the ABL Facility as described below. For more information on the FILO Loans, see “Note 7 – Long-Term Debt”.

On August 28, 2020, At Home Holding III Inc. (“At Home III” or the “Issuer”), and At Home Stores LLC (collectively, the “ABL Borrowers”) and the guarantors under the ABL Facility entered into an amendment to the ABL Agreement (the “Ninth Amendment”) with Bank of America, N.A., which amended the ABL Agreement to, among other things, extend the maturity of revolving credit loans provided thereunder to the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement.

As of October 24, 2020, we had no borrowings outstanding in respect of the revolving credit loans under the ABL Facility, approximately $1.0 million in face amount of letters of credit had been issued and we had availability of approximately $326.5 million. As of October 24, 2020, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability; provided that a 1.00% interest rate floor is applicable to all revolving credit loans irrespective of rate used. The effective interest rate of borrowings under the ABL Facility was approximately 4.00% during the thirteen weeks ended October 26, 2019, and approximately 2.60% and 4.10% during the thirty-nine weeks ended October 24, 2020 and October 26, 2019, respectively. There were nominal borrowings during the thirteen weeks ended October 24, 2020.

The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. The ABL Agreement includes a minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). The ABL Agreement includes a mandatory prepayment provision requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million.

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 24, 2020	January 25, 2020	October 26, 2019

Senior Secured Notes	$275,000	$—	$—
Term Loan	—	335,982	336,861
FILO Loans	34,125	—	—
Note payable, bank(a)	5,712	5,825	5,861
Obligations under finance leases	16,459	1,533	1,609
Total debt	331,296	343,340	344,331
Less: current maturities	4,528	4,862	3,976
Less: unamortized deferred debt issuance costs	12,291	4,227	4,661
Long-term debt	$314,477	$334,251	$335,694
(a)	Matures August 22, 2022; $34.5 thousand payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

On June 5, 2015, our indirect wholly owned subsidiary, At Home III, entered into the first lien credit agreement (as amended from time to time), by and among At Home III, At Home II, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent, which provided for a term loan in an aggregate principal amount of $350 million (the “Term Loan”) maturing on June 3, 2022. On August 20, 2020, in connection with the issuance of the Notes, we used the net proceeds of the issuance of the Notes together with cash on our balance sheet to repay in full the principal amount of indebtedness outstanding under the Term Loan. The repayment

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

resulted in a loss on extinguishment of debt in the amount of $3.2 million, which was recognized during the third fiscal quarter 2021.

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

On August 20, 2020, At Home III completed the offering (the “Notes Offering”) of $275.0 million aggregate principal amount of the Notes. The Notes Offering was conducted pursuant to Rule 144A and Regulation S promulgated under the Securities Act, and the Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Notes are governed by an indenture dated August 20, 2020 (the “Indenture”), by and among At Home III, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as trustee (the “Trustee) and as collateral agent (the “Collateral Agent”). Net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay all amounts outstanding under the Term Loan. The Notes bear interest at a fixed rate of 8.750% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021, and will mature on September 1, 2025.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) At Home II, a Delaware corporation and direct parent of At Home III and (ii) certain of At Home III’s existing and future wholly owned domestic restricted subsidiaries (collectively, the “Guarantors”), all of which also guarantee the ABL Facility.

The Notes and the related guarantees are secured (i) on a first-priority basis by substantially all of the assets of At Home III and the Guarantors other than the ABL Priority Collateral (as defined below) (such assets, the “Notes Priority Collateral”) and (ii) on a second-priority basis by substantially all of the cash, cash equivalents, deposit accounts, accounts receivables, other receivables, tax refunds and inventory, and certain related assets of At Home III and the Guarantors that secure the ABL Facility on a first priority basis (such assets, the “ABL Priority Collateral”), in each case subject to certain exceptions.

8.    Related Party Transactions

360 Holdings III Corp (“360 Holdings”) is a related party to us by virtue of common ownership through funds of AEA Investors LP, one of our significant stockholders. We are parties to a royalty agreement with 360 Holdings whereby we develop and sell branded product that incorporates intellectual property of 360 Holdings. Additionally, MerchSource LLC (“MerchSource”) is a direct subsidiary of 360 Holdings (and together with 360 Holdings, “360 Brands”) from which we purchase inventory. For each of the thirteen weeks ended October 24, 2020 and October 26, 2019, we paid 360 Brands $0.1 million. For each of the thirty-nine weeks ended October 24, 2020 and October 26, 2019, we paid 360 Brands $0.4 million. On November 5, 2020, AEA Investors LP sold the remainder of its shareholdings and ceased to be a shareholder of the Company and 360 Brands is no longer a related party.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman and Chief Executive Officer. During the thirteen and thirty-nine weeks ended October 26, 2019, through

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. During the thirteen and thirty-nine weeks ended October 26, 2019, we paid MMI a nominal amount and approximately $0.3 million, respectively, primarily for fixtures, furniture and equipment. During the fourth quarter of fiscal year 2020, we made the decision to no longer utilize the services of or purchase fixtures, furniture and equipment from MMI.

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019

Home furnishings	42%	43%	47%	48%
Accent décor	53	52	49	48
Other	5	5	4	4
Total	100%	100%	100%	100%

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

We recognized approximately $3.9 million and $3.6 million in gift card redemption revenue for the thirteen weeks ended October 24, 2020 and October 26, 2019, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended October 24, 2020 and October 26, 2019. Of the total gift card redemption revenue, approximately $2.3 million and $1.3 million for the thirteen weeks ended October 24, 2020 and October 26, 2019, respectively, related to gift cards issued in prior periods. We recognized approximately $10.2 million and $11.5 million in gift card redemption revenue for the thirty-nine weeks ended October 24, 2020 and October 26, 2019, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirty-nine weeks ended October 24, 2020 and October 26, 2019. Of the total gift card redemption revenue, approximately $3.7 million and $3.1 million for the thirty-nine weeks ended October 24, 2020 and October 26, 2019, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $9.0 million, $9.2 million and $7.9 million as of October 24, 2020, January 25, 2020 and October 26, 2019, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through At Home branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During each of the thirteen weeks ended October 24, 2020 and October 26, 2019, we recognized approximately $1.0 million in revenue from our credit card program within net sales when earned. During the thirty-nine weeks ended October 24, 2020 and October 26, 2019, we recognized approximately $2.2 million and $2.7 million, respectively, in revenue from our credit card program within net sales when earned.

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

10.   Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act includes, among other things, U.S. corporate tax provisions related to the deferment of employer social security payments, net operating loss carryback periods, alternate minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property. During the thirty-nine weeks ended October 24, 2020, we recognized an income tax benefit of $5.2 million from a tax loss carryback under the CARES Act. As of October 24, 2020, we had a federal income tax receivable of $18.3 million recorded within Other current assets on the condensed consolidated balance sheets.

Our effective tax rate for the thirteen weeks ended October 24, 2020 was 22.0% compared to (125.0)% for the thirteen weeks ended October 26, 2019. Our effective tax rate for the thirty-nine weeks ended October 24, 2020 was (11.4)% compared to 61.8% for the thirty-nine weeks ended October 26, 2019. The effective tax rate for the thirteen weeks ended October 24, 2020 differs from the federal statutory rate due primarily to the impact of state and local income taxes. The effective tax rate for the thirty-nine weeks ended October 24, 2020 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the CARES Act and to a lesser extent the impact of state and local income taxes. The effective tax rate for the thirteen and thirty-nine weeks ended October 26, 2019 differs from the federal statutory rate primarily due to the recognition of $9.7 million and $9.8 million, respectively, of net tax deficiencies related to stock-based compensation, due in large part to the recognition of $9.3 million of deferred tax expense related to the cancellation of the nonqualified stock option to purchase 1,988,255 shares of our common stock at an exercise price per share of $38.35 (the “one-time CEO grant”) previously granted to Mr. Bird on June 12, 2018 and, to a lesser extent, the impact of state and local income taxes.

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

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of October 24, 2020, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have four real estate leases for store properties that qualify for treatment as

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the respective stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019

Operating lease cost(a)	$40,787	$37,069	$120,118	$105,088
Variable lease cost	6,903	5,928	17,150	17,161
Finance lease cost:
Amortization of right-of-use assets	161	74	310	223
Interest on lease liabilities	490	31	520	99
Total lease cost(b)	$48,341	$43,102	$138,098	$122,571
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the thirteen and thirty-nine weeks ended October 24, 2020 and October 26, 2019 was immaterial.

The table below presents additional information related to our leases as of October 24, 2020.

Weighted average remaining lease term
Operating leases	12.1	years
Finance leases	13.4	years
Weighted average discount rate
Operating leases	6.14%
Finance leases	6.50%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019

Cash paid for operating lease liabilities(a)(b)	$87,324	$109,230
Right-of-use assets obtained in exchange for operating lease liabilities	$150,035	$264,105
Cash paid for finance lease liabilities	$320	$219
(a)	During the thirty-nine weeks ended October 24, 2020, we had negotiated rent deferral or abatement with certain lessors.
(b)	Includes $17.2 million in variable lease payments for the thirty-nine weeks ended October 26, 2019.

In response to the COVID-19 pandemic, we began renegotiating certain store lease agreements in the first and second fiscal quarters 2021 to obtain rent relief in an effort to partially offset the negative financial impacts. On April 10, 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question-and-answer document outlining guidance for lease concessions provided to lessees in response to the effects of the COVID-19 pandemic. This guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected this practical expedient in our accounting for any lease concessions provided in connection with our renegotiated lease agreements that did not result in a substantial increase in the rights of the lessor

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

or obligations to the lessee. As a result of this election, we recognized rent abatement credits of approximately $2.3 million within variable lease costs for the thirty-nine weeks ended October 24, 2020 in our condensed consolidated statements of operations and we have deferred the payment of approximately $18.7 million in operating lease costs as of October 24, 2020 with payback periods generally beginning in February 2021.

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

The following table sets forth the calculation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 24, 2020 and October 26, 2019 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Numerator:
Net income (loss)	$47,077	$(14,647)	$(222,442)	$9,618

Denominator:
Weighted average common shares outstanding-basic	64,506,602	64,083,612	64,273,943	63,932,301
Effect of dilutive securities:
Stock options and restricted stock units	2,083,228	—	—	813,503
Weighted average common shares outstanding-diluted	66,589,830	64,083,612	64,273,943	64,745,804

Net income (loss) per common share:
Basic	$0.73	$(0.23)	$(3.46)	$0.15
Diluted	$0.71	$(0.23)	$(3.46)	$0.15

For the thirteen weeks ended October 24, 2020 and October 26, 2019, approximately 1,240,920 and 7,693,593, respectively, of stock options and other awards were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive. For the thirty-nine weeks ended October 24, 2020 and October 26, 2019, approximately 6,956,301 and 5,431,426, respectively, of stock options and other awards were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive, of which 80,080 stock options and other awards would have been included for the thirty-nine weeks ended October 24, 2020 as dilutive had we not recognized a net loss for such period.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.    Stock-Based Compensation

On September 15, 2020, we made a grant of restricted stock units covering, in the aggregate, 374,418 shares of our common stock to certain employees under the 2016 Equity Plan pursuant to the Company’s standard form of restricted stock unit notice of grant and award agreement. Non-cash stock-based compensation expense associated with the grant is approximately $4.0 million in the aggregate, which will be expensed over the requisite service period of four years. Forfeiture assumptions for the grants were estimated based on historical experience.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2021” relate to the 53 weeks ending January 30, 2021 and references herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020. References herein to “first fiscal quarter 2021” relate to the thirteen weeks ended April 25, 2020 and references herein to “second fiscal quarter 2021” related to the thirteen weeks ended July 25, 2020. References herein to “third fiscal quarter 2021” and “third fiscal quarter 2020” relate to the thirteen weeks ended October 24, 2020 and October 26, 2019, respectively. References herein to “the nine months ended October 24, 2020” and “the nine months ended October 26, 2019” relate to the thirty-nine weeks ended October 24, 2020 and October 26, 2019, respectively.

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

As of October 24, 2020, our store base was comprised of 219 large format stores across 40 states, averaging approximately 105,000 square feet per store. Over the past five completed fiscal years we have opened 142 new stores and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

Recent Developments

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and substantially impacted our business, results of operations and financial condition.

Following government mandates in certain locations as well as advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. The COVID-19 pandemic and resulting store closures caused a decline in revenue and cash flow from operations while our stores were closed, adversely affected store traffic and caused some disruption to our supply chain and staffing levels that adversely affected our results of operations and financial condition during the nine months ended October 24, 2020, primarily during the first fiscal quarter 2021. While we fully reopened our stores during the second fiscal quarter 2021, recurring COVID-19 outbreaks have led to the re-introduction of restrictions on retail operations in certain jurisdictions and such restrictions could be re-introduced more broadly. There can be no assurance that our stores will not be subject to modified hours and operations and/or reduced customer traffic in the coming months. See “Item 1A. Risk Factors — “The current global COVID-19 pandemic has substantially impacted and may continue to negatively affect our business, results of operations, financial condition and cash flows.”

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

At the onset of the COVID-19 pandemic, we implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing a significant number of employees; (ii) temporary tiered salary reductions for corporate employees, including executive officers; (iii) deferring annual merit increases and bonuses; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) extending payment terms with our vendors; (vi) negotiating rent deferrals or rent abatements for a portion of our leases; and (vii) working to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic. During the second fiscal quarter 2021, we were able to bring back our furloughed employees and restore salaries to pre-COVID-19 levels for the home office employees who took pay cuts. In addition, we were able to institute merit increases and lift the hiring freeze put in place due to COVID-19. Given recent trends in new cases of COVID-19 throughout the United States, we may be required to implement further protective measures, including the temporary closure of stores.

To mitigate the decline in cash flows, on March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55.0 million on our ABL Facility, which was repaid in full during the second fiscal quarter 2021. On June 12, 2020, to continue to help provide additional financial flexibility, we entered into the Eighth Amendment to our ABL Agreement to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base. The net proceeds of the FILO Loans were used to repay a portion of the outstanding revolving credit loans.

On August 20, 2020, At Home III Inc. (the “Issuer” or “At Home III”) completed the offering (the “Notes Offering”) of $275.0 million aggregate principal amount of its 8.750% Senior Secured Notes due 2025 (the “Notes”). The Notes Offering was conducted pursuant to Rule 144A and Regulation S promulgated under the Securities Act, and the Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Notes are governed by the Indenture, by and among At Home III, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, the Trustee and the Collateral Agent. Net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay all amounts outstanding under the Term Loan. The Notes bear interest at a fixed rate of 8.750% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021, and will mature on September 1, 2025.

On August 28, 2020, the ABL Borrowers and the guarantors under the ABL Facility entered into the Ninth Amendment with Bank of America, N.A., which amended the ABL Agreement to, among other things, extend the maturity of revolving credit loans provided thereunder to the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement.

The extent of the continuing impact of COVID-19 on our business, results of operations and financial results will depend largely on future developments, including the duration and spread of the outbreak within the United States and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted at this time. While we continue to explore all options for maintaining sources of liquidity, such as expense reduction initiatives and negotiation with counterparties such as landlords and suppliers to extend or otherwise revise payment terms, we do not expect that such efforts would fully offset the adverse impact on us of a prolonged disruption to our business. The ultimate extent to which the outbreak of COVID-19 may impact our business is uncertain and the full effect it may have on our financial performance cannot be quantified at this time. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in a reduction of customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs, and localized or global events such as the outbreak of epidemic or pandemic disease. Due to the COVID-19 pandemic, the economic environment has undergone dramatic shifts. The second fiscal quarter 2021 and third fiscal quarter 2021 saw a number of macroeconomic and consumer oriented trends that contributed to our positive performance, such as pent up demand, both in general and for home décor products in particular, in response to the COVID-19 pandemic.

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

During the first quarter of fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion. We intend to resume opening new stores in the first quarter of fiscal year 2022.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past seven fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded distribution centers and enhanced information systems, including our warehouse and order management, e-commerce, POS, merchandise planning and inventory allocation systems, have enabled us to replicate our profitable store format and differentiated shopping experience. We have made investments relating to our second distribution center in Pennsylvania, which opened in the beginning of fiscal year 2020 and have incurred net operating costs in connection therewith during fiscal year 2020 that have impacted our operating margins. We have made significant investments in our omnichannel capabilities during the thirty-nine weeks ended October 24, 2020 that have allowed us to provide our customers with additional options for purchasing our products. We expect to make additions and upgrades to these infrastructure investments in the future to continue to support our successful operating model over a significantly expanded store base.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The tariffs enacted in fiscal year 2019 did not have a material impact on our gross margin due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, the additional tariffs enacted in fiscal year 2020 led us to institute strategic price increases, which had a direct negative impact on comparable store sales. In addition, future supply chain disruption for reasons such as the outbreak or persistence of epidemic or pandemic disease, such as the ongoing global COVID-19 pandemic, could lead to inventory constraints in certain product categories, which could have a negative impact on our results of operations.

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

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, including with respect to freight costs, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. We have faced inflationary pressure on freight costs, which were heightened by tariff-related shipment surges and port congestion, and have also experienced supply chain disruptions relating to the global outbreak of COVID-19. In response to increasing commodity prices, freight costs or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

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

Adjusted EBITDA

Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance. In addition, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance, we use Adjusted EBITDA to supplement generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

Adjusted EBITDA is defined as net income (loss) before net interest expense, income tax provision and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, stock-based compensation expense, impairment charges, loss on extinguishment of debt, loss (gain) on sale-leaseback, non-cash rent and other adjustments. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income represents our net income (loss), adjusted for impairment charges, loss (gain) on sale-leaseback, loss on extinguishment of debt, payroll tax expenses related to initial public offering non-cash stock-based compensation expense, costs associated with the restructuring of our merchandising department, the deferred tax expense related to the cancellation of the one-time CEO grant, the income tax impact associated with the special one-time initial public offering bonus stock option exercises and other adjustments. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For a reconciliation of Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019

	(in thousands, except percentages and operational data)
Statement of Operations Data:
Net sales	$469,986	$318,734	$1,175,076	$967,319
Cost of sales	299,278	233,321	791,891	693,457
Gross profit	170,708	85,413	383,185	273,862
Operating expenses
Selling, general and administrative expenses	97,231	74,809	232,303	228,454
Impairment charges	—	5,230	319,732	5,230
Depreciation and amortization	2,158	1,950	6,530	5,580
Total operating expenses	99,389	81,989	558,565	239,264
(Loss) gain on sale-leaseback	—	(1,438)	(115)	15,090
Operating income (loss)	71,319	1,986	(175,495)	49,688
Interest expense, net	7,789	8,496	20,932	24,500
Loss on extinguishment of debt	3,179	—	3,179	—
Income (loss) before income taxes	60,351	(6,510)	(199,606)	25,188
Income tax provision	13,274	8,137	22,836	15,570
Net income (loss)	$47,077	$(14,647)	$(222,442)	$9,618
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7%	73.2%	67.4%	71.7%
Gross profit	36.3%	26.8%	32.6%	28.3%
Operating expenses
Selling, general and administrative expenses	20.7%	23.5%	19.8%	23.6%
Impairment charges	— %	1.6%	27.2%	0.5%
Depreciation and amortization	0.5%	0.6%	0.6%	0.6%
Total operating expenses	21.1%	25.7%	47.5%	24.7%
(Loss) gain on sale-leaseback	— %	(0.5)%	(0.0)%	1.6%
Operating income (loss)	15.2%	0.6%	(14.9)%	5.1%
Interest expense, net	1.7%	2.7%	1.8%	2.5%
Loss on extinguishment of debt	0.7%	— %	0.3%	— %
Income (loss) before income taxes	12.8%	(2.0)%	(17.0)%	2.6%
Income tax provision	2.8%	2.6%	1.9%	1.6%
Net income (loss)	10.0%	(4.6)%	(18.9)%	1.0%
Operational Data:
Total stores at end of period	219	213	219	213
New stores opened	—	12	7	36
Comparable store sales	44.1%	(2.0)%	14.6%	(1.1)%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$131,616	$64,825	$330,876	$208,305
Store-level Adjusted EBITDA margin(2)	28.0%	20.3%	28.2%	21.5%
Adjusted EBITDA(2)	$93,764	$32,915	$238,806	$113,813
Adjusted EBITDA margin(2)	20.0%	10.3%	20.3%	11.8%
Adjusted Net Income(3)	$49,595	$(299)	$100,941	$13,018
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

(2)	The following table reconciles our net income (loss) to EBITDA (excluding loss on extinguishment of debt), Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019

Net income (loss), as reported	$47,077	$(14,647)	$(222,442)	$9,618
Interest expense, net	7,789	8,496	20,932	24,500
Income tax provision	13,274	8,137	22,836	15,570
Depreciation and amortization(a)	17,570	17,570	53,626	51,401
EBITDA	$85,710	$19,556	$(125,048)	$101,089
Impairment charges(b)	—	5,230	319,732	5,230
Loss (gain) on sale-leaseback	—	1,438	115	(15,090)
Loss on extinguishment of debt	3,179	—	3,179	—
Consulting and other professional services(c)	287	235	917	2,535
Stock-based compensation expense(d)	3,765	2,046	8,144	5,531
Non-cash rent(e)	448	4,386	30,512	13,019
Other(f)	375	24	1,255	1,499
Adjusted EBITDA	$93,764	$32,915	$238,806	$113,813
Costs associated with new store openings(g)	3,536	6,740	9,214	21,339
Corporate overhead expenses(h)	34,316	25,170	82,856	73,153
Store-level Adjusted EBITDA	$131,616	$64,825	$330,876	$208,305
(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of operations.

(b)	For the thirty-nine weeks ended October 24, 2020, represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill. For the thirteen and thirty-nine weeks ended October 26, 2019, represents a non-cash impairment charge of $5.2 million in connection with store closure and relocation decisions.

(c)	Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) other transaction costs.

(d)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers and non-employee directors.
(e)	Consists of the non-cash portion of rent, which reflects the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments. In fiscal year 2021, due to the COVID-19 pandemic, we have renegotiated leases to include significant deferrals which has resulted in higher non-cash rent expense.

(f)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for the thirty-nine weeks ended October 24, 2020, costs relating to the write-off of certain site selection costs that occurred as a result of the COVID-19 pandemic; and
●	for the thirty-nine weeks ended October 26, 2019, costs incurred of $1.4 million related to the restructuring of our merchandising department.

(g)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. For the thirteen weeks ended October 24, 2020, costs incurred related to stores planned to open in fiscal year 2022. We opened no new stores during the thirteen weeks ended October 24, 2020 and 12 new stores during the thirteen weeks ended October 26, 2019. We opened seven and 36 new stores during the thirty-nine weeks ended October 24, 2020 and October 26, 2019, respectively.

(h)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability or performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. We anticipate that we will continue to incur corporate overhead expenses in future periods.

(3)	The following table reconciles our net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019

Net income (loss), as reported	$47,077	$(14,647)	$(222,442)	$9,618
Adjustments:
Impairment charges(a)	—	5,230	319,732	5,230
Loss (gain) on sale-leaseback	—	1,438	115	(15,090)
Loss on extinguishment of debt	3,179	—	3,179	—
Payroll tax expense related to special one-time IPO bonus stock option exercises(b)	17	—	17	46
Merchandising department restructuring(c)	—	—	—	870
Other(d)	—	(115)	1,375	1,258
Tax impact of adjustments to net income (loss)(e)	(726)	(1,511)	(1,083)	1,793
Tax impact related to the cancellation of the one-time CEO grant(f)	—	9,306	—	9,306
Tax benefit related to special one-time IPO bonus stock option exercises(g)	48	—	48	(13)
Adjusted Net Income	$49,595	$(299)	$100,941	$13,018

(a)	For the thirty-nine weeks ended October 24, 2020, represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill. For the thirteen and thirty-nine weeks ended October 26, 2019, represents a non-cash impairment charge of $5.2 million in connection with store closure and relocation decisions.

(b)	Payroll tax expense related to stock option exercises associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance.

(c)	Includes certain employee related costs incurred as part of restructuring our merchandising department.

(d)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for the thirty-nine weeks ended October 24, 2020, costs relating to the write-off of certain site selection costs that occurred as a result of the COVID-19 pandemic.

(e)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net income (loss), the adjusted effective tax rate for the thirteen and thirty-nine weeks ended October 24, 2020 was 22.0% and 19.1%, respectively. The adjusted effective tax rate for the thirteen and thirty-nine weeks ended October 26, 2019 was 795.3% and 25.6%, respectively.

(f)	During the thirteen and thirty-nine weeks ended October 26, 2019 the one-time CEO grant, which was made during the second quarter of fiscal year 2019, was cancelled for no consideration resulting in the recognition of $9.3 million of deferred tax expense.

(g)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

Matters Affecting Comparability

As a result of the COVID-19 pandemic, our stores and distribution centers were closed or operated in a limited capacity during the first fiscal quarter and into the beginning of the second fiscal quarter 2021. In addition to lost revenues, we continued to incur expenses relating to our stores, distribution centers and home office. Once our stores reopened, we experienced a significant increase in foot traffic and sales that we believe was impacted by pent-up demand and stimulus spending. As a result, comparisons as a percentage of sales and year-over-year trends may not be meaningful for certain financial statement items for the thirteen and thirty-nine week comparative periods.

Thirteen Weeks Ended October 24, 2020 Compared to Thirteen Weeks Ended October 26, 2019

Net Sales

Net sales increased $151.3 million, or 47.5%, to $470.0 million for the thirteen weeks ended October 24, 2020 from $318.7 million for the thirteen weeks ended October 26, 2019. Comparable store sales increased $126.4 million, or 44.1%, during the thirteen weeks ended October 24, 2020. The increase was primarily driven by increased demand as a result of continuing macroeconomic trends as well as our successful execution of several internal initiatives, including the continued roll-out of our omnichannel offering.

Cost of Sales

Cost of sales increased $66.0 million, or 28.3%, to $299.3 million for the thirteen weeks ended October 24, 2020 from $233.3 million for the thirteen weeks ended October 26, 2019. This increase was primarily driven by the 47.5% increase in net sales during the thirteen weeks ended October 24, 2020 compared to the thirteen weeks ended October 26, 2019, which resulted in a $56.8 million increase in merchandise costs. In addition, during the thirteen weeks ended October 24, 2020, we recognized a $4.5 million increase in store occupancy costs as a result of new store openings and sale-leaseback transactions since October 26, 2019 and a $2.8 million increase in distribution center costs related to increased labor hours.

Gross Profit and Gross Margin

Gross profit was $170.7 million for the thirteen weeks ended October 24, 2020, an increase of $85.3 million from $85.4 million for the thirteen weeks ended October 26, 2019. The increase in gross profit was driven by the increase in sales during the thirteen weeks ended October 24, 2020. Gross margin increased 950 basis points to 36.3% of net sales for the thirteen weeks ended October 24, 2020 from 26.8% of net sales for the thirteen weeks ended October 26, 2019. The increase was primarily driven by leverage on occupancy costs and depreciation expense as a result of increased sales, product margin expansion and lower freight expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $97.2 million for the thirteen weeks ended October 24, 2020 compared to $74.8 million for the thirteen weeks ended October 26, 2019, an increase of $22.4 million or 30.0%. As a percentage of sales, SG&A decreased 280 basis points for the thirteen weeks ended October 24, 2020 to 20.7% from 23.5% for the thirteen weeks ended October 26, 2019, primarily due to the increase in sales.

Selling, general and administrative expenses include expenses related to corporate overhead, which increased by $11.0 million, primarily driven by increases in incentive and equity-based compensation and labor costs. Selling, general and administrative expenses also include expenses related to store operations, which increased by $10.0 million, primarily driven by increases in store labor, incentive compensation and other administrative costs, partially offset by a reduction in pre-opening costs.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $11.2 million for the thirteen weeks ended October 24, 2020 compared to $9.8 million for the thirteen weeks ended October 26, 2019, an increase of $1.4 million or 14.0%. The increase was driven by our efforts to increase traffic and build brand awareness.

Impairment Charges

During the thirteen weeks ended October 26, 2019, we made a strategic decision to close or relocate three stores. As a result, we recognized a non-cash impairment charge of $5.2 million in connection with these properties. No impairment charges were incurred during the thirteen weeks ended October 24, 2020.

Interest Expense, Net

Interest expense, net decreased to $7.8 million for the thirteen weeks ended October 24, 2020 from $8.5 million for the thirteen weeks ended October 26, 2019, a decrease of $0.7 million. The decrease in interest expense was primarily due to the repayment of our Term Loan in full and nominal revolving credit loan borrowings under our ABL Facility during the thirteen weeks ended October 24, 2020, which was partially offset by interest incurred on our Notes and FILO Loans.

Loss on Extinguishment of Debt

During the thirteen weeks ended October 24, 2020, we recognized a loss on extinguishment of debt of $3.2 million resulting primarily from the write-off of unamortized deferred debt issuance costs in connection with the Term Loan repayment. We did not incur losses on extinguishment of debt during the thirteen weeks ended October 26, 2019.

Income Tax Provision

Income tax expense was $13.3 million for the thirteen weeks ended October 24, 2020 compared to $8.1 million for the thirteen weeks ended October 26, 2019. The effective tax rate for the thirteen weeks ended October 24, 2020 was 22.0% compared to (125.0)% for the thirteen weeks ended October 26, 2019. The effective tax rate for the thirteen weeks ended October 24, 2020 differs from the federal statutory rate primarily due to the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended October 26, 2019 differs from the federal statutory rate primarily due to the recognition of $9.7 million of net tax deficiencies related to stock-based compensation, due in large part to the recognition of $9.3 million of deferred tax expense related to the cancellation of the one-time CEO grant previously granted to Mr. Bird on June 12, 2018 and, to a lesser extent, the impact of state and local income taxes.

Thirty-nine Weeks Ended October 24, 2020 Compared to Thirty-nine Weeks Ended October 26, 2019

Net Sales

Net sales increased $207.8 million, or 21.5%, to $1,175.1 million for the thirty-nine weeks ended October 24, 2020 from $967.3 million for the thirty-nine weeks ended October 26, 2019. Comparable store sales increased $128.0 million, or 14.6%, during the thirty-nine weeks ended October 24, 2020. The increase was primarily driven by increased demand as a result of continuing macroeconomic trends as well as our successful execution of several internal initiatives, including the continued roll-out of our omnichannel offering. The increase was partially offset by lost sales during the first fiscal quarter 2021 and into the beginning of the second fiscal quarter 2021 due to mandated store closures.

Cost of Sales

Cost of sales increased $98.4 million, or 14.2%, to $791.9 million for the thirty-nine weeks ended October 24, 2020 from $693.5 million for the thirty-nine weeks ended October 26, 2019. This increase was primarily driven by the 21.5% increase in net sales during the thirty-nine weeks ended October 24, 2020 compared to the thirty-nine weeks ended October 26, 2019, which resulted in an $83.3 million increase in merchandise costs. The increase was also due to a $16.1 million increase in store occupancy costs, net of abatements received from lessors of $2.3 million during the COVID-19 pandemic and a $1.3 million increase in depreciation and amortization, in each case as a result of new store openings and sale-leaseback transactions since October 26, 2019. The increase was partially offset by a decrease in distribution center costs of $1.9 million as a result of the COVID-19 pandemic.

Gross Profit and Gross Margin

Gross profit was $383.2 million for the thirty-nine weeks ended October 24, 2020, an increase of $109.3 million from $273.9 million for the thirty-nine weeks ended October 26, 2019. The increase in gross profit was driven by the increase in sales during the thirty-nine weeks ended October 24, 2020. Gross margin increased 430 basis points to 32.6% of net sales for the thirty-nine weeks ended October 24, 2020 from 28.3% of net sales for the thirty-nine weeks ended October 26, 2019. The increase was primarily driven by leverage on occupancy costs and depreciation expense as a result of increased sales, product margin expansion and a decrease in distribution center costs and freight expenses as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $232.3 million for the thirty-nine weeks ended October 24, 2020 compared to $228.5 million for the thirty-nine weeks ended October 26, 2019, an increase of $3.8 million or 1.7%. As a percentage of sales, SG&A decreased 380 basis points for the thirty-nine weeks ended October 24, 2020 to 19.8% from 23.6% for the thirty-nine weeks ended October 26, 2019, primarily due to the increase in sales and our efforts to curtail spending in the first and second quarters of fiscal year 2021 amid the COVID-19 pandemic.

Selling, general and administrative expenses include expenses related to corporate overhead, which increased by $9.1 million, primarily driven by an increase in incentive and equity-based compensation, partially offset by a reduction in home office spend in the first and second quarters of fiscal year 2021 due to the COVID-19 pandemic.

Selling, general and administrative expenses also include expenses related to store operations, which increased by $3.4 million, primarily driven by increases in store labor, incentive compensation and other administrative costs, partially offset by a reduction in pre-opening costs.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $24.1 million for the thirty-nine weeks ended October 24, 2020 compared to $32.8 million for the thirty-nine weeks ended October 26, 2019, a decrease of $8.7 million or 26.7%. The decrease was driven by our efforts to curtail our advertising spend in the first and second quarters of fiscal year 2021 amid the COVID-19 pandemic.

Impairment Charges

During the first fiscal quarter 2021, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million during the thirty-nine weeks ended October 24, 2020. During the thirty-nine weeks ended October 26, 2019, we made a strategic decision to close or relocate three stores. As a result, we recognized a non-cash impairment charge of $5.2 million in connection with these properties.

Interest Expense, Net

Interest expense, net decreased to $20.9 million for the thirty-nine weeks ended October 24, 2020 from $24.5 million for the thirty-nine weeks ended October 26, 2019, a decrease of $3.6 million. The decrease in interest expense was primarily due to lower average borrowings under our ABL Facility and the repayment of our Term Loan in full, partially offset by interest incurred on our Notes and FILO Loans.

Loss on Extinguishment of Debt

During the thirty-nine weeks ended October 24, 2020, we recognized a loss on extinguishment of debt of $3.2 million resulting primarily from the write-off of unamortized deferred debt issuance costs in connection with the Term Loan repayment. We did not incur losses on extinguishment of debt during the thirty-nine weeks ended October 26, 2019.

Income Tax Provision

Income tax expense was $22.8 million for the thirty-nine weeks ended October 24, 2020 compared to $15.6 million for the thirty-nine weeks ended October 26, 2019. The effective tax rate for the thirty-nine weeks ended October 24, 2020 was (11.4)% compared to 61.8% for the thirty-nine weeks ended October 26, 2019. The effective tax rate for the thirty-nine weeks ended October 24, 2020 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the CARES Act and to a lesser extent the impact of state and local income taxes. The effective tax rate for the thirty-nine weeks ended October 26, 2019 differs from the federal statutory rate primarily due to the recognition of $9.8 million of net tax deficiencies related to stock-based compensation, due in large part to the recognition of $9.3 million of deferred tax expense related to the cancellation of the one-time CEO grant previously granted to Mr. Bird on June 12, 2018 and, to a lesser extent, the impact of state and local income taxes.

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

As of October 24, 2020, we had $33.9 million of cash and cash equivalents, no borrowings outstanding under the ABL Facility revolving credit loans and $326.5 million in borrowing availability under our ABL Facility. At that date, there were $1.0 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them. On June 12, 2020, the ABL Facility was amended to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis. See “– Asset-Based Lending Credit Facility.”

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 25, 2020 were approximately $123.5 million and consisted primarily of expenses relating to new store openings and $5.5 million invested in the second distribution center, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $123.3 million. We estimate that our capital expenditures for the fiscal year ending January 30, 2021 will be in the range of $40.0 million to $50.0 million, net of proceeds from sale-leaseback transactions of $33.2 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2020, we opened 32 new stores, net of three relocated stores and one store closure. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and borrowings under our ABL Facility.

In response to the COVID-19 pandemic, we took swift and decisive action to preserve liquidity, including temporarily suspending new store openings, collaborating with our vendors on payment terms and reducing non-essential expenses and inventory flows during the first and second fiscal quarters 2021. While we have resumed close to normal operations as of the third fiscal quarter 2021 and have plans to resume new store openings in the first fiscal quarter 2022, there can be no assurance that these efforts will not be impacted by the uncertainties surrounding the COVID-19 pandemic. Any further curtailment of our store operations or delays in store openings could have a material adverse effect on the execution of our growth strategy and our business, financial condition and results of operations. We believe that our current cash position, net cash provided by operating activities, borrowings under our ABL Facility and sale-leaseback transactions, taking into consideration our actions to preserve liquidity, will be adequate to finance our operations, planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and for the foreseeable future thereafter. However, if cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our operating requirements, including as a result of further restrictions on store operations in future periods, we could be required to obtain additional financing in the near future. We may not be able to obtain equity or additional debt financing in the future when we need it or, if available, the terms may not be satisfactory to us or could be dilutive to our shareholders.

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

Term Loan Facility

On June 5, 2015, our indirect wholly owned subsidiary, At Home III, entered into the first lien credit agreement (as amended from time to time), by and among At Home III, At Home II, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent, which provided for a term loan in an aggregate principal amount of $350 million (the “Term Loan”) maturing on June 3, 2022. On August 20, 2020, in connection with the issuance of the Notes, we used the net proceeds of the issuance of the Notes together with cash on our balance sheet to repay in full the principal amount of indebtedness outstanding under the Term Loan. The repayment resulted in a loss on extinguishment of debt in the amount of $3.2 million, which was recognized during the third fiscal quarter 2021.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Agreement from time to time to, among other things, increase the aggregate revolving commitments available thereunder. After giving effect to prior amendments to the ABL Agreement, the ABL Agreement currently provides for (i) aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million and (ii) the FILO Loans. The ABL Agreement was recently further amended to extend the maturity date of the revolving credit loans under the ABL Facility as described below. For more information on the FILO Loans, see “Note 7 – Long-Term Debt”.

On August 28, 2020, At Home Holding III Inc. (“At Home III” or the “Issuer”), and At Home Stores LLC (collectively, the “ABL Borrowers”) and the guarantors under the ABL Facility entered into an amendment to the ABL Agreement (the “Ninth Amendment”) with Bank of America, N.A., which amended the ABL Agreement to, among other things, extend the maturity of revolving credit loans provided thereunder to the earlier of (i) August 28, 2025 and

(ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement.

As of October 24, 2020, we had no borrowings outstanding in respect of the revolving credit loans under the ABL Facility, approximately $1.0 million in face amount of letters of credit had been issued and we had availability of approximately $326.5 million. As of October 24, 2020, we were in compliance with all covenants prescribed in the ABL Facility.

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability; provided that a 1.00% interest rate floor is applicable to all revolving credit loans irrespective of rate used. The effective interest rate of borrowings under the ABL Facility was approximately 4.00% during the thirteen weeks ended October 26, 2019, and approximately 2.60% and 4.10% during the thirty-nine weeks ended October 24, 2020 and October 26, 2019, respectively. There were nominal borrowings under the ABL Facility during the thirteen weeks ended October 24, 2020.

The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. The ABL Agreement includes a minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). The ABL Agreement includes a mandatory prepayment provision requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million.

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

8.750% Senior Secured Notes due 2025

On August 20, 2020, At Home III completed the Notes Offering of $275.0 million aggregate principal amount of the Notes. The Notes Offering was conducted pursuant to Rule 144A and Regulation S promulgated under the Securities Act, and the Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Notes are governed by the Indenture. Net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay all amounts outstanding under the Term Loan. The Notes bear interest at a fixed rate of 8.750% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021, and will mature on September 1, 2025.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors, all of which also guarantee the ABL Facility.

The Notes are the senior secured obligations of the Issuer and the Guarantors. The Notes and the guarantees rank equal in right of payment with any of the existing and future senior indebtedness of the Issuer and the Guarantors and other obligations that are not, by their terms, expressly subordinated in right of payment to the Notes, including indebtedness under the ABL Facility. The Notes and the guarantees will rank senior in right of payment to any of the indebtedness of the Issuer and the Guarantors that is expressly subordinated to the Notes. The Notes and the guarantees will be effectively senior to any of the unsecured indebtedness of the Issuer and the Guarantors to the extent of the value of the Collateral (as defined below). With respect to the Collateral, the Notes and the guarantees will be (x) effectively junior to the obligations of the Issuer and the Guarantors under the ABL Facility to the extent of the value of the ABL Priority Collateral securing the Notes and (y) effectively senior to the obligations of the Issuer and the Guarantors under the ABL Facility to the extent of the value of the Notes Priority Collateral (as defined below) securing the ABL Facility. The Notes and the guarantees will be effectively subordinated to any indebtedness and other liabilities secured by any assets not constituting Notes Priority Collateral or ABL Priority Collateral, to the extent of the value of the assets subject to those liens. The Notes will be structurally subordinated to all indebtedness and other liabilities of the Issuer’s existing and future subsidiaries that do not guarantee the Notes.

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

Collateral under the ABL Facility and the Notes

The ABL Facility is secured (a) on a first-priority basis by substantially all of the cash, cash equivalents, deposit accounts, accounts receivables, other receivables, inventory and certain related assets of the ABL Borrowers and the guarantors party to the ABL Agreement (collectively, the “ABL Priority Collateral”) of the ABL Borrowers and the guarantors party to the ABL Facility and (b) on a second-priority basis by substantially all of the assets of the ABL Borrowers and the guarantors party to the ABL Agreement other than the ABL Priority Collateral (collectively, “Notes Priority Collateral”), in each case subject to certain exceptions (collectively, “Collateral”); provided, however, that since our amendment of the ABL Facility in July 2017, real property that may secure the Notes from time to time does not form part of the collateral under the ABL Facility. The Notes are secured (a) on a first-priority basis by the Notes Priority Collateral and (b) on a second-priority basis by the ABL Priority Collateral, in each case subject to certain exceptions.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirty-nine Weeks Ended
	October 24, 2020	October 26, 2019

Net Cash Provided by Operating Activities	$309,398	$7,821
Net Cash Used in Investing Activities	(11,678)	(97,274)
Net Cash (Used in) Provided by Financing Activities	(275,926)	90,094
Increase in Cash, Cash Equivalents and Restricted Cash	21,794	641

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $309.4 million for the thirty-nine weeks ended October 24, 2020 compared to $7.8 million for the thirty-nine weeks ended October 26, 2019. The $301.6 million increase in cash provided by operating activities was primarily due to increased sales and a reduction in inventory purchases during the thirty-nine weeks ended October 24, 2020 and a decrease of $4.3 million in cash paid for interest.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11.7 million for the thirty-nine weeks ended October 24, 2020 compared to $97.3 million for the thirty-nine weeks ended October 26, 2019. The $85.6 million decrease in cash used in investing activities was driven by a decrease in capital expenditures related to the temporary suspension of new store openings due to the COVID-19 pandemic, which was partially offset by lower sale-leaseback proceeds during the thirty-nine weeks ended October 24, 2020 compared to the thirty-nine weeks ended October 26, 2019. Capital expenditures of $44.2 million for the thirty-nine weeks ended October 24, 2020 consisted of $35.0 million invested in new store growth with the remaining $9.2 million primarily related to investments in information technology, maintenance expenditures and existing stores. Capital expenditures of $211.1 million for the thirty-nine weeks ended October 26, 2019 consisted of $193.1 million invested in new store growth and approximately $4.2 million invested in the second distribution center with the remaining $13.8 million primarily related to investments in information technology initiatives and existing stores.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $275.9 million for the thirty-nine weeks ended October 24, 2020 compared to net cash provided by financing activities of $90.1 million for the thirty-nine weeks ended October 26, 2019. The increase in cash used in financing activities of $366.0 million was primarily due to the $336.0 million payoff of our Term Loan, $313.7 million decrease in net borrowings under our ABL Facility and a $9.6 million decrease in proceeds from financing obligations, which was partially offset by an increase in net proceeds from the issuances of long-term debt of $275.0 million and $35.0 million in the form of the Notes and FILO Loans, respectively.

Off-Balance Sheet Arrangements

We have not historically entered into off-balance sheet arrangements other than letters of credit and purchase obligations in the normal course of our operations.

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen and thirty-nine weeks ended October 24, 2020, which were also impacted by store closures as a result of the COVID-19 pandemic and the reopening of stores as allowed by state or local mandates in the first and second quarters of fiscal year 2021, were not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday decorating seasons, respectively. However, our broad and comprehensive product offering makes us less susceptible to holiday shopping seasonal patterns than many other retailers. Our quarterly results have historically been affected by the timing of new store openings and their associated pre-opening costs. As a result of these factors, our financial and operating results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

During the first quarter of fiscal year 2021, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired as of April 25, 2020 and recognized an impairment charge of $319.7 million during the thirty-nine weeks ended October 24, 2020. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our revolving credit loans and FILO Loans under the ABL Facility, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of October 24, 2020, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by a nominal amount. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by approximately $2.8 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Changes in Internal Control over Financial Reporting

In connection with the implementation of our omnichannel initiatives, we modified certain processes and internal controls related to revenue. No other change occurred in our internal control over financial reporting during the thirteen weeks ended October 24, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The current global COVID-19 pandemic has substantially impacted and may continue to negatively affect our business, results of operations, financial condition and cash flows.

The global COVID-19 pandemic has resulted in significant disruptions to the global economy, and has been substantially impacting our business, results of operations and financial condition.

Following government mandates in certain locations as well as increasing advice from the Centers for Disease Control and Prevention for persons in the United States to take extraordinary health precautions, on March 20, 2020 we announced that we would temporarily close all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. While we fully reopened our stores during the second fiscal quarter 2021, recurring COVID-19 outbreaks have led to the re-introduction of restrictions on retail operations in certain jurisdictions and such restrictions could be re-introduced more broadly. There can be no assurance that our stores will not be subject to modified hours and operations and/or reduced customer traffic in the coming months. The scope and timing of any reinstatement of restrictions are difficult to predict and may materially affect our future operations. Additionally, the absence or delay of viable treatment options or a vaccine could lead consumers to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy may experience or continue to experience conditions that may adversely affect our results of operations and financial condition.

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

The temporary closure of our stores and decline in store traffic due to the COVID-19 pandemic resulted in significantly reduced cash flows from operations during such closures. There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to reinstate or extend store closures, or as to how long any such closure would continue. Given recent trends in new cases of COVID-19 throughout the United States, there can be no assurance that our stores will continue to remain opened during the fourth quarter of fiscal year 2021 or thereafter. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. There can be no assurance that we will have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, or that efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, would be successful. On March 12, 2020, as a precautionary measure to provide more financial flexibility and maintain liquidity in response to the COVID-19 pandemic, we elected to borrow an additional $55 million under the ABL Facility. Further, on June 12, 2020, we amended our ABL Facility to provide for a new tranche of FILO Loans, subject to a borrowing base. We used the net proceeds of the FILO Loans, together with cash on hand and the proceeds of certain other transactions to repay outstanding indebtedness under our ABL Facility. As of October 24, 2020, no revolving borrowings were outstanding under our ABL Facility.

Our operations could be disrupted if our employees are diagnosed with COVID-19, which could require us to quarantine some or all of a store’s employees and/or temporarily close impacted stores. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. In addition, if we are unable to hire a sufficient number of store associates or if there are insufficient existing store associates not subject to quarantine, we may need to reduce store hours or temporarily close stores.

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

Although we have seen positive net sales and comparable store sales activity in the past two quarters, these results may not be indicative of results for future periods. Some of the increased demand may be due to customers being required or encouraged to stay at home, school closures and employers requiring employees to work remotely. Some may also be attributable to COVID-related stimulus payments. Such increased demand may fluctuate significantly, and may not continue. Furthermore, any positive impacts on our results of operations that have resulted from federal stimulus policies, such as the CARES Act, may not continue as such stimulus policies expire. To the extent the COVID-19 pandemic persists or intensifies in the near-term, our results of operations could be adversely impacted by policy inaction from federal policymakers.

The extent of the continuing impact of COVID-19 on our business, results of operations and financial results will depend largely on future developments, including the duration and spread of the outbreak within the United States and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted at this time. While we continue to explore all options for maintaining sources of liquidity, such as expense reduction initiatives, and negotiation with counterparties such as landlords and suppliers to extend or otherwise revise payment terms, we do not expect that such efforts would fully offset the adverse impact on us of a prolonged disruption to our business. The ultimate extent to which the outbreak of COVID-19 may impact our business is uncertain and the full effect it may have on our financial performance cannot be quantified at this time. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year ended January 25, 2020.

Goodwill was fully impaired as of April 25, 2020 and we recognized an impairment charge of $319.7 million for the thirteen weeks ended April 25, 2020. We may be required to record other impairment charges in the future, which could have a material adverse non-cash impact on our results of operations.

During the thirteen weeks ended April 25, 2020, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. The impairment test requires numerous assumptions such as, among others, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures. In addition, changes in our market capitalization may impact certain assumptions in any impairment test. Based on the test results, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million during the thirty-nine weeks ended October 24, 2020.

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

As of October 24, 2020, we had total borrowings of $34.1 million outstanding under our ABL Facility, consisting of $34.1 million of FILO Loans and no borrowings under the revolving credit loans, and $275.0 million of the Notes. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to us, including:

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

10.1

Ninth Amendment to Credit Agreement, dated August 28, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, as the borrowers, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors and the lenders party thereto, Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on September 2, 2020 (File No. 001-37849)).

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

AT HOME GROUP INC.

December 2, 2020	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

December 2, 2020	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)