Form 10-K
period 2021-01-30
At Home Group Inc.
filed 2021-03-24
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 25, 2020, based upon the closing price of the Registrant's common stock as reported on the New York Stock Exchange on July 24, 2020, was $459,884,503.

There were 65,400,065 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 30, 2021.

AT HOME GROUP INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements made pursuant to and within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, "are confident", "assume", “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “look ahead”, "look forward", “may”, “might”, "on track", "outlook", “plan”, “potential”, “predict”, "reaffirm", “seek”, “should”, "trend", “will”, or “vision”, or the negative thereof or comparable terminology regarding future events or conditions. In particular, forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements about our financial and operating performance, cash flows, liquidity, financial condition, inventory, the markets in which we operate, expected new store openings, our real estate strategy, the impact of the global pandemic of the novel coronavirus disease (“COVID-19”), growth targets, potential growth opportunities, market share, competition, the impact of expected stock option exercises and future capital expenditures, estimates of expenses we may incur in connection with equity incentive awards to management, customer and macroeconomic trends, and other statements regarding our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance.

Such forward-looking statements are based on our current beliefs and expectations, which we believe are reasonable. However, forward-looking statements are subject to significant known and unknown risks and uncertainties that may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated in the forward-looking statements, including, but not limited to, the following factors: the ongoing global COVID-19 pandemic and related challenges, risks and uncertainties, including historical and potential future measures taken by governmental and regulatory authorities (such as requiring store closures), which have significantly disrupted our business, employees, customers and global supply chain, and for a period of time, adversely impacted our financial condition (including resulting in goodwill impairment) and financial performance, and which disruption and adverse impacts may continue in the future; the recent and ongoing direct and indirect adverse impacts of the global COVID-19 pandemic to the global economy and retail industry; the eventual timing and duration of economic stabilization and recovery from the COVID-19 pandemic, which depends largely on future developments; general economic conditions in the Unites States and globally, including consumer confidence and spending, and any changes to current favorable macroeconomic trends of strong home sales, nesting and de-urbanization (which were enhanced and accelerated due to COVID-19, and may not continue upon a successful vaccine rollout in significant numbers that impacts consumer behavior); our indebtedness and our ability to increase future leverage, as well as limitations on future sources of liquidity, including debt covenant compliance; our ability to implement our growth strategy of opening new stores, which was suspended for fiscal 2021 (with the exception of stores that were at or near completion) and, while ramping significantly, will be limited in the near term; our ability to effectively obtain, manage and allocate inventory, and satisfy changing consumer preferences; increasing freight and transportation costs (including the adverse effects of international equipment shortages) and increasing commodity prices; reliance on third-party vendors for a significant portion of our merchandise, including supply chain disruption matters and international trade regulations (including tariffs) that have, and may continue to, adversely impact many international vendors; the loss or disruption to operating our distribution network; significant competition in the fragmented home décor industry, including increasing e-commerce; the implementation and execution of our At Home 2.0 and omnichannel strategies and related investments; natural disasters and other adverse impacts on regions in the United States where we have significant operations; our success in obtaining favorable lease terms and of our sale-leaseback strategy; our reliance on the continuing growth and utility of our loyalty program; our ability to attract, develop and retain employee talent and to manage labor costs; the disproportionate impact of our seasonal sales activity to our overall results; risks related to the loss or disruption of our information systems and data and our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data; our ability to comply with privacy and other laws and regulations, including those associated with entering new markets; and the significant volatility of the trading price of our common stock.

Additional information about these and other factors that may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated in the forward-looking statements may be found in “Item 1A. Risk Factors” included in this Annual Report on Form 10-K and subsequent reports we file with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date hereof or the date otherwise specified herein. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Company”, “At Home”, “we”, “us”, and “our” refer to At Home Group Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

History and Company Overview

At Home is a leading home décor superstore, and we believe our large format stores dedicate more space per store to home décor than any other player in the industry. We are focused on providing the broadest assortment of everyday and seasonal products for any room, in any style, for any budget. We utilize our space advantage to out-assort our competition, offering over 50,000 SKUs throughout our stores. Our differentiated merchandising strategy allows us to identify on-trend products and then value engineer similar products to provide desirable aesthetics at attractive price points for our customers. Over 75% of our products are unbranded, private label or specifically designed for us. We have developed a highly efficient operating model that seeks to drive growth and profitability while minimizing operating risk. Our merchandising, sourcing and pricing strategies generate strong ticket growth across our product offering and increase store traffic and time in store. Through specialized in-store merchandising and visual navigation elements, we enable a self-service model that minimizes in-store staffing needs and allows us to deliver exceptional value to our customers. We believe with our quickly expanding omnichannel offering, broad and comprehensive assortment, enhanced focus on customer loyalty and compelling value proposition, we are a leading destination for home décor with the opportunity to continue taking market share in a highly fragmented and growing industry.

As of January 30, 2021, our store base was comprised of 219 stores across 40 states, averaging approximately 105,000 square feet per store. We utilize a flexible and disciplined real estate strategy that allows us to successfully open and operate stores from 75,000 to 165,000 square feet across a wide range of formats and markets. Our strategy includes opening a number of new stores annually in a mix of new and existing markets, mostly through leasing of second generation properties. All of our stores that were open as of the beginning of fiscal year 2021 are profitable, and stores that have been open for more than a year average approximately $8 million in net sales. We believe our two distribution centers in Plano, Texas and Carlisle, Pennsylvania collectively should be able to support at least 350 stores. In addition, based on our internal analysis and research conducted for us by Buxton Company, a leading real estate analytics firm (referred to herein as “Buxton”), we believe that we have the potential to expand to at least 600 stores in the United States over the long term although we do not currently have an anticipated timeframe to reach this potential.

In fiscal year 2021, we accelerated our omnichannel capabilities to provide our customers with additional options for purchasing our products, including Buy Online Pick-Up In Store (“BOPIS”), curbside pick-up and local delivery from a substantial majority of store locations.

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

Following open market transactions in fiscal year 2021, AEA and Starr Investments were no longer significant holders of our common stock as of January 30, 2021.

COVID-19 Pandemic

The global COVID-19 pandemic has resulted in significant disruptions to the U.S. and global economies and retail industry, and it has substantially impacted our business, results of operations, financial condition and cash flows. In an effort to mitigate the continued spread of the COVID-19 pandemic, various government, regulatory and private entities periodically have implemented significant restrictions, including stay-at-home orders, quarantines, travel restrictions and restrictions on public gatherings. Due to these restrictions in the first quarter of fiscal year 2021 and a desire to take strong precautions, we closed all of our stores in late March 2020 and gradually opened stores in compliance with state and local mandates. For the last three quarters of fiscal year 2021, our operational and financial performance benefitted from a number of macroeconomic and consumer trends due to the COVID-19 pandemic, including strong home sales, nesting and de-urbanization and pent-up demand for home décor products.

Recurring COVID-19 outbreaks have led to the re-introduction of some restrictions on retail operations in certain jurisdictions, and there can be no assurance that our stores will not be subject to modified hours, operations, capacity limitations and store closures in future periods. Due to the size of our stores, we do not expect to be impacted by capacity restrictions, which we believe differentiates us from some of our smaller format competitors. We remain committed to providing our customers with a seamless shopping experience and, in fiscal year 2021, we accelerated our omnichannel capabilities in response to the impact of the COVID-19 pandemic to provide our customers with additional options for purchasing our products.

At the onset of the COVID-19 pandemic, we implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including the suspension of all new store openings and remodeling projects with the exception of seven stores that were at or near completion. The COVID-19 pandemic also had, and continues to have, an impact on our third-party supply chain and our inventory. In the spring of 2020, while managing stay-at-home orders and store closures, we canceled orders and reduced the amount of inventory coming into our stores. As store traffic and net sales improved, we sought to strengthen our inventory positions. However, a general increased demand for shipping and other pandemic impacts has led to an increase in freight and transportation costs and product delivery delays.

The future impact of the COVID-19 pandemic on our business, strategy and financial performance will depend largely on future macroeconomic, scientific, health, legal and regulatory developments.

Our Merchandise

We believe we have the largest assortment of everyday and seasonal home décor products among all big box retailers. With four main design lifestyles, from traditional to global and from farmhouse to modern, we cover the full spectrum of home décor styles and we believe we have something for everyone. We are advantageously situated as a value player in the home décor market, with an average price point of less than $15 and typical customer spend of approximately $75 per visit.

We employ an improved everyday low price (“EDLP+”) strategy that offers our customers the best possible pricing without the need for consistent discounts or promotions. We consistently ran EDLP+ campaigns throughout fiscal year 2021 which spanned across a majority of our departments. When customers view our prices, they can be confident in the value they receive and do not need to wait for sales or coupons to make purchasing decisions. We believe this results in continued traffic to our stores and enables the strong product margins that we enjoy across our product offering. Over 80% of our net sales occur at full price, with the balance attributable to limited special buys and selective markdowns used to clear slow-moving inventory or post-dated seasonal product. For the limited set of products that are directly comparable to products offered by other retailers, we seek to offer prices below our specialty competitors and at or below our mass retail competitors.

We have a fully-integrated and centralized merchandising team that is led by our Chief Merchandising Officer and includes specialized teams in buying and product development, trend, inventory planning and allocation and direct sourcing. Our trend team brings designer-level aesthetics to customers at competitive price points, and our sourcing organization drives our success as a value player.

Our merchant team focused on SKU rationalization in fiscal year 2021 by identifying the least productive SKUs with the goal to reduce our overall SKU count. In fiscal year 2021, our efforts were focused on décor, textiles, accent furniture and rugs. Within these departments, we reallocated inventory dollars from lower performing items to those with higher returns.

Product Mix

Home furnishings, which generally consists of accent furniture, furniture, mirrors, patio cushions, rugs and wall art, comprised approximately 42%, 43% and 44% of total net sales for fiscal years 2021, 2020 and 2019, respectively. In addition, accent décor, which generally consists of artificial flowers and trees, kitchen, bath, bedding, candles, garden and outdoor décor, holiday accessories, home organization, pillows, pottery, vases and window treatments, comprised approximately 53%, 53% and 52% of total net sales for fiscal years 2021, 2020 and 2019, respectively. Our superstore format and unique approach to merchandising result in our ability to offer multiple styles, colors and design elements most other retailers are unable to carry.

Department reinventions are executed throughout the fiscal year to ensure our product is refreshed and relevant to our customers. During fiscal year 2021, we reinvented product within several departments, including bedding, bath, holiday accessories, vases and candles. Additionally, our collaborations, which are multi-year rotating partnerships with brands and designers, provide an additional avenue to bring in a variety of seasons and styles within our product mix. During fiscal year 2021, these collaborations included partnerships with Grace Mitchell and FAO Schwarz.

Sourcing

We believe our sourcing model provides us with significant flexibility to control our product costs. We work very closely with over 500 vendors (which we refer to as our “product partners”) to value engineer products at price points that deliver excellent value to our customers. In fiscal year 2021, approximately 35% of our merchandise was purchased from domestic product partners and 65% was purchased from foreign product partners in countries such as China, Vietnam, India, Turkey, Mexico and Hong Kong. We focused on improving supplier country diversification in fiscal year 2021 by sourcing additional product from various countries to mitigate the impact of certain high-tariff goods from China. In addition, a majority of our domestic product partners purchase a portion of their products from foreign sources. Lead times vary depending on the product, ranging from three weeks to nine months.

In fiscal year 2018, we established a direct sourcing function to allow us to continue to increase our direct purchases from overseas factories, although we continue to purchase a substantial majority of products through domestic agents or trading companies. We believe direct sourcing represents an opportunity to increase our access to unique and quality products and give us greater control and visibility on product development, while reducing our product costs and improving item-level product margins.

We seek to build long-term relationships with our product partners, who can provide support for our various marketing and in-store merchandising initiatives. However, we believe we are not dependent on any one product partners and have no long-term purchase commitments or arrangements. For many of our product partners, we are their fastest growing and, sometimes, largest account, which promotes collaboration between our companies. In fiscal year 2021, our top ten product partners accounted for approximately 20% of total purchases, with our largest product partner representing less than 5%. We believe our product partner relationships will continue to support our business growth.

Our manufacturing and transportation supply chains were, and may continue to be, subject to the impact of the COVID-19 pandemic. We have been, and may continue to be, impacted by factory closures, port closures, equipment shortages, longshoremen availability and the inability or delay of our product partners to produce and ship products. In addition, our supply chain may be subject to financial risks as raw material producers and manufacturers experience financial hardships, closures or the inability to attract a labor force. While production of certain of our product categories is concentrated in certain regions that may be particularly impacted by local political, economic, social or environmental conditions, including COVID-19, our broader production base is diversified across regions with opportunities to make strategic shifts as business conditions allow.

Our Stores and Our Omnichannel Offering

Our stores continue to be the center of our customer offering. As of January 30, 2021, our store base was comprised of 219 stores in 40 states across the United States. A summary of our store locations by state as of January 30, 2021 is included in “Item 2. Properties”. We are committed to providing our customers with a seamless shopping experience whether they are shopping online or in our stores and, in fiscal year 2021, we accelerated our omnichannel capabilities in response to the impact of the COVID-19 pandemic.

Store Operations and Layout

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

We centralize major decisions relating to merchandising, inventory and pricing in order to allow our in-store team to focus on creating a clean and organized shopping environment. Our stores are typically led by a Store Director, a Store Manager and an Inventory Control Manager with a general staff averaging 30 employees, which fluctuates seasonally with business demands. Store employees are broadly split into two functional groups, customer service and operations, thereby allowing us to maximize efficiencies while aligning employees to the function that best suits their skills. Our proprietary labor model optimizes staffing levels based on hourly sales and traffic volumes. Additionally, employees utilize downtime to stock shelves and displays with new inventory. This model provides us with the flexibility to meet various seasonal demands while enabling consistent labor margins throughout the year. Our stores are managed company-wide by our VP of Stores, three Regional Managers and twenty-one District Managers.

Buy Online Pick-Up In-Store, Curbside Pick-up and Local Delivery

We are expanding into more ways for the customer to conveniently shop At Home. In fiscal year 2020, we piloted BOPIS in 28 stores. In fiscal year 2021, we substantially increased our BOPIS capabilities as well as introduced curbside pick-up and local delivery in response to the COVID-19 pandemic. Currently, BOPIS and curbside pick-up are available in all of our stores and local delivery is available from nearly 75% of our stores.

Our local delivery is provided through our partnership with PICKUP, a last-mile logistics service. Through that partnership, At Home provides customers the option of contactless local home delivery starting at $10 within a 30 mile radius of participating stores. Deliveries typically occur same-day, but next-day service is also available. PICKUP has experience in several markets with many major retailers. Nonetheless, deliveries from our stores follow completion of the sales transaction with our customer, thus minimizing exposure we might have in connection with the delivery.

Our Industry

We compete in the large, growing and highly fragmented home furnishings and décor market.

Unlike other big box retail categories (e.g., office supplies, home improvement and electronics) where the top retailers hold a significant share of the overall market, the top three retailers in the home décor and furnishings category make up less than 25% of the market share. We believe we are uniquely positioned in the market, focused on providing the broadest assortment of home décor products at everyday low prices. In addition, the size of our stores enables us to carry a broad offering of fully assembled, larger merchandise, unlike many of our competitors, who are space constrained from providing a similar offering. We believe our focus on a broad assortment at value price points also positions us well within a fragmented market while also supporting our customer’s passion about, and love for, decorating her home.

The home furnishings and décor market includes a diverse set of categories and retail formats. However, we believe that we do not have a direct competitor, as no brick and mortar retailer matches our size, scale or scope of the everyday and seasonal product assortment that we offer at everyday low prices. Online home décor retailers offer a broad selection of products in home furnishings and décor that is typically weighted toward more expensive items. Conversely, we focus primarily on the attractive decorative accents and accessories portion of the market, generating an average basket of approximately $75, where we can employ our efficient operating model to generate attractive economics. Other online retailers may offer home décor products, but we believe we are able to offer a comparable breadth of product assortment and frequently lower prices. With our expanding omnichannel capabilities, selection, value, quality and uniqueness we believe we offer a unique value proposition.

Real Estate Strategy

Expansion Opportunities

Our retail concept has been successful across a number of geographic markets spanning populations of approximately 150,000 to over nineteen million people. Our new stores that have been opened over the past three completed fiscal years have delivered first year annualized sales of approximately $6.2 million for new store sites which are leased or purchased and approximately $7.9 million for new build stores across both existing and new markets. Over the past three completed fiscal years, we have opened 77 new stores in a mix of existing and new markets. Our recent store growth is summarized in the following table:

	Fiscal Year Ended
	January 26, 2019	January 25, 2020	January 30, 2021
Beginning of period	149	180	212
Openings	34	36	7
Relocations	(2)	(3)	—
Closures	(1)	(1)	—
Total stores at end of period	180	212	219

We believe there is a significant whitespace opportunity to expand in both existing and new markets in the United States. Based on our internal analysis and research conducted for us by Buxton, we believe that we have the potential to expand to at least 600 stores in the United States over the long term, or approximately three times our footprint of 219 stores as of January 30, 2021. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach this potential. During the first quarter of fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic but continued with the opening of seven new stores that were at or near completion. During fiscal year 2022, we have opened seven new stores to date and expect to open a total of 15 net new stores during the fiscal year, while also refreshing, remodeling or relocating a portion of our existing store base. We prefer to open new stores during the first three quarters of the fiscal year. We will continue to evaluate our future store opening plans, but we currently intend to grow our store base at a rate of approximately 10% beginning in fiscal year 2023. We believe our distribution centers collectively should be able to support at least 350 stores. We expect to continue to be disciplined in our approach to opening new stores, focusing on expanding our presence in existing markets while minimizing the risk of competition between new and existing stores as well as entering adjacent geographies. We also plan to act on compelling opportunities we identify in new markets.

We have opened stores in a mix of existing and new markets. New stores in existing markets have increased our total market share due to higher brand awareness. We believe there is still opportunity to continue adding locations in even our most established markets. In addition, we anticipate a limited number of relocations and remodels periodically as we evaluate our position in the market upon the impending expiration of lease terms. We have demonstrated our ability to open stores successfully in a diverse range of new markets across the country. Our portable concept has delivered consistent store economics across all markets, from smaller, less dense locations to larger, more heavily populated metropolitan areas.

Our store growth has historically been supported by new store economics that we believe are compelling. Over the past three fiscal years, our new stores have generated an average of $6.5 million of net sales within the first full year of operations and reached maturity within the first six months. Our new store model combines high average unit volumes and high margins with low net capital investment and occupancy costs, resulting in cash flow generation early in the life of a store. On average, over the past three fiscal years, our new store sites which are leased or purchased require approximately $5 million to $6 million of net investment and our new build stores require approximately $2 million to $3 million of net investment (net of sale leaseback proceeds). We have delivered an average payback period of approximately two and a half years for our new leased and purchased stores and approximately one and a half years for our new build stores. For fiscal years 2021, 2020 and 2019, 100%, 83% and 74% of our new stores, respectively, have been leased at the time of opening.

Site Selection, Development and Financing

We have a flexible and balanced approach to site development that allows us to optimize the investment characteristics of each new store and maintain our robust new store pipeline. We can lease a second generation property, purchase a second generation building or build a new location from the ground up, although our real estate strategy is focused on redeveloping second generation big box retail locations depending on availability. We have developed a highly analytical approach to real estate site selection with a stringent new store approval process. Our dedicated real estate team spends considerable time evaluating prospective sites before submitting a comprehensive approval package to our real estate committee, which is primarily comprised of Officers. We target markets that meet our specific demographic and site evaluation criteria and complete substantial research before opening a new site. We use a proprietary model which takes into account several demand factors including population density of our target customer, median household income, home ownership rates, retail adjacencies, competitor presence, presence of existing At Home locations and local economic growth metrics. Primary site evaluation criteria include availability of attractive lease terms, sufficient box size, co-tenancy, convenient parking, traffic patterns, visibility and access from major roadways. We typically favor locations near other big box retailers that drive strong customer traffic to the area.

We believe there will continue to be an ample supply of large format real estate in the United States that is attractive to us, driven by multi-chain, national retailers relocating or closing stores, a number of retailers shifting to smaller locations and the relative lack of new retail concepts using larger store formats. We believe we are one of the only growing, large format retailers in the country. As a result, we have become a direct beneficiary of this available real estate and of various retailers looking to quickly shed stores. We typically offer a convenient solution to any selling or leasing party as we are able to take a wide variety of existing store spaces, move quickly and require little investment in time, resources or capital on their part. We take a disciplined approach to how we enter and build out our presence in markets and seek to optimize sales in a deliberate, carefully planned manner. In order to act quickly on new opportunities, we have used our proprietary site selection model to assess over 20,000 big box retail locations in the United States. As a result of our proven track record, we have developed strong relationships with brokers, landlords and big box retailers and are often the first to receive a call when locations become available.

For purchased properties or new development builds, we can extract capital using sale-leasebacks through a proven and disciplined approach. We have relationships with a number of the major real estate investment trusts (“REITs”), many of which have demonstrated interest in our portfolio of assets. We have completed six sale-leaseback transactions generating approximately $309 million in gross proceeds in the past three fiscal years.

Marketing

Given the relative newness and limited awareness of the At Home brand in certain markets, we believe there is still a significant opportunity to grow our brand and build awareness in both existing and new markets. Our marketing and advertising strategies seek to effectively and efficiently communicate our compelling value proposition to an increasing base of home décor enthusiasts. Our goal is to build deeper connections with our core customers, while attracting new customers to the At Home brand. We increased spend from nearly zero in fiscal year 2013 to approximately 3.1% of net sales in fiscal year 2019 and approximately 3.3% of net sales in fiscal year 2020. However, as a result of the COVID-19 pandemic and our efforts to curtail marketing spend in the first and second quarters of fiscal year 2021 as well as our significant top-line outperformance, our marketing spend was approximately 2.5% of net sales in fiscal year 2021.We intend to continue to allocate marketing spend to both traditional and digital media to increase awareness of our differentiated value proposition among specialty home décor retail and to drive both new and existing customers to our stores.

The home décor enthusiast views her home as a place that is constantly evolving with each season as well as everyday events in her life. At Home’s mission is to offer her the biggest selection of styles at the best prices every day, giving her endless possibilities and the confidence that she will find the perfect products at the perfect price every time she shops. We engage with her across various marketing channels before, during and after her store visit. We have built relationships with home décor influencers, leveraging Facebook and Instagram. We use email and text message marketing to inspire her with seasonally relevant décor and will be growing the reach of these efforts as we focus on continuing to expand our base of over 9.0 million Insider Perks loyalty program customers, which has increased approximately 40% since January 25, 2020.

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

Through customer communications across various channels, including email, website, paid media, social and influencer programs, we are able to share new product launches, highlight key categories and provide our customers with décor ideas and inspiration. We launched our Insider Perks program in the second half of fiscal year 2018, and added new tiers and more benefits in fiscal year 2021. Members receive special discounted pricing on specific items, an annual birthday offer, hassle-free receiptless returns, an extra 30-day extended return window and advanced notice of new events and deals. Our new Insider Perks tiers include a new VIP tier and a new Design Professional tier called BOSS. In fiscal year 2021, we also reissued the At Home branded credit card through Synchrony Bank that includes loyalty incentives for our Insider Perks members. This program launched during fiscal year 2018 and allows At Home cardholders to take advantage of promotional financing offers on qualifying purchases, loyalty rewards and other cardholder exclusive benefits.

Distribution

We operate a 592,000 square foot distribution center in Plano, Texas, which also serves as our corporate headquarters. We have invested in automating our Plano, Texas facility, implementing warehouse management software and robotics to efficiently handle daily product deliveries. At the beginning of fiscal year 2020, we opened our 800,000 square foot second distribution center in Carlisle, Pennsylvania, which required an additional incremental capital investment of $2.0 million, $5.5 million and $13.0 million in fiscal years 2021, 2020 and 2019, respectively. We believe our two distribution centers collectively should be able to support at least 350 stores. We also have an additional 555,000 square foot warehouse in Garland, Texas, for initial inventory build-up for new store openings.

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

Human Capital Management

We live our values every day: to be creative; to work together; to be smart and scrappy; to do the right thing; and to have fun. Our values underlie our vision to become the leading home décor retailer and our mission to enable everyone to affordably make their house a home. Attracting, developing and retaining the best people is critical to achieving our mission and vision and to driving our culture and long-term success. We invest in our employees and promote a culture of leadership, open communication, inclusiveness, creativity and accountability. Our employee training and policies, including our Code of Business Principles, support our culture, vision and mission.

Our management is responsible for shaping our culture, including setting the right tone-at-the-top and ensuring our policies and processes reflect and reinforce our values. The Board and Board committees provide leadership and oversight regarding, among other things, compensation and benefit programs, culture, compliance, key employee succession planning, and employee health and safety.

Employees

As of January 30, 2021, we employed approximately 7,692 employees, including 7,028 store employees and 664 other employees across the corporate and distribution center functions in the United States. Of the 7,028 store employees, 691 were full-time salaried staff and the remaining employees consisted of a mix of full-time and part-time hourly workers. None of our employees are currently covered under any collective bargaining agreements.

Talent Development and Retention

Our employees are a critical component of our success, and we prioritize attracting, retaining and promoting top talent both in our stores and in our corporate structure. We provide our field and corporate leaders with the right tools and support to run the organization effectively. We recognize and reward employees who meet our high-performance standards, and we work to ensure our employees have opportunities for advancement and career growth. All employees are eligible to participate in our bonus incentive program.

At Home offers meaningful training and development opportunities. Most field employees begin their workday with short online educational training courses through our software learning platform. We also typically host a three-day annual leadership conference that brings together our field and corporate leadership with the goal of collaborative learning and building our At Home community.

Diversity, Equality and Inclusion

Our commitment to diversity begins at the top, with a diverse Board and executive leadership team. As of January 30, 2021, our corporate leadership team consists of 13 out of 29 or 45% female officers. At Home strives to build a diverse, inclusive and respectful workplace for all employees. Our corporate culture, priorities and policies reflect our commitment to equality and contribute to driving strong performance. Our field teams intentionally tend to reflect the diversity of our customers and the communities where we operate.

Employee Benefits, Health and Safety

              In response to the pandemic, we introduced new tools for communication and increased the regularity of widespread employee communication. We transitioned the frequency of our town hall meetings to be monthly rather than quarterly; we hosted executive listening sessions; we relaunched our monthly CEO small group sessions; and we introduced executive-sponsored employee engagement groups. Our executive leadership team and our internal communication team work together to share ongoing communications with our employees that address issues of interest and importance, with the most notable issues in fiscal year 2021 revolving around the pandemic. The importance we put on communication reinforces employee engagement, reminds our people of available resources, and promotes our At Home values and culture.

We want our employees to thrive within and outside of their working environment. We provide a market competitive total rewards and benefits package to address the current needs of our employees, including their comprehensive health, financial wellness, quality of life coverage and childcare support. We also offer resources and events that support the physical, mental and financial health and well-being of our employees, including our annual corporate Wellness Week and our safety training programs to prevent workplace accidents and injuries. We are proud to have created the At Home Foundation to provide financial assistance to eligible employees facing unforeseen hardship, including as a result of COVID-19. The At Home Foundation relies primarily on donations from employees in order to fund grants.

We prioritize the safety and well-being of our employees, customers and communities. In response to the pandemic, we introduced numerous operational changes and protocols aimed at ensuring the health and safety of every individual in our stores. We are somewhat unique in that our large format stores offer space and wide aisles for social distancing. In addition to our store protocols, our corporate employees who are able to work remotely have been given the flexibility to continue doing so. And our Safe Home Office Policy ensures our corporate home office is safe, clean and available for employees who need or choose to use it.

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

Available Information

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K,

Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at investor.athome.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov. References to website addresses in this Annual Report on Form 10-K are not intended to function as hyperlinks and, except as specified herein, the information contained on, or that can be accessed through, such websites is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. A number of factors, whether currently known or unknown, including but not limited to the factors described below, could materially adversely affect our business, business prospects, financial condition, operating results, cash flows and stock price, and may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated. All forward-looking statements made by us in this Annual Report on Form 10-K, in our Annual Report to our Stockholders and in subsequent reports we file with the SEC, as well as in our press releases and other public communications, are qualified by the risks described below, as may be updated by subsequent reports we file with the SEC.

Risks Relating to Our Business and Strategy

Adverse macroeconomic conditions could materially adversely affect our business, results of operations, financial condition and growth.

The Company’s operations depend significantly on economic conditions in the U.S. and countries related to our international supply chain. Any adverse macroeconomic conditions, or uncertainty regarding such conditions, could reduce overall consumer discretionary spending and erode consumer confidence, and thereby reduce overall spend in retail stores generally, cause consumers to shift their spending to products other than those sold by us, or cause our customers to buy products sold by us that are less profitable than other product choices. Adverse macroeconomic conditions that could impact us include: slower growth or a recessionary economy; certain changes in monetary policy; reduced employment levels; increased inflation; higher healthcare costs; increased fuel and other energy costs; bankruptcies; increased real estate leasing costs; declines in home or asset values; higher consumer debt levels; lower availability of credit; and increased taxes and interest rates. The foregoing adverse macroeconomic factors also may materially adversely affect our supply chain, other business partners, landlords and service providers in the U.S. and globally. Any such adverse macroeconomic conditions or uncertainties regarding such conditions could materially adversely affect our business, results of operations, financial condition and growth.

During different periods of fiscal year 2021, the COVID-19 pandemic had materially adverse and materially positive impacts on our business. The future impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend largely on future macroeconomic, scientific, health, legal and regulatory developments.

The global COVID-19 pandemic has resulted in significant disruptions to the U.S. and global economies, and it has substantially impacted our business, results of operations, financial condition and cash flows. From time to time, in an effort to mitigate the continued spread of the COVID-19 pandemic, various government, regulatory and private entities have implemented significant restrictions, including stay-at-home orders, quarantines, travel restrictions and restrictions on public gatherings. Due to these restrictions in the first fiscal quarter of 2021 and a desire to take strong precautions, we closed all of our stores in late March 2020. We gradually opened stores in compliance with state and local mandates. The temporary closure of our stores and decline in store traffic as we gradually reopened stores resulted in significantly reduced net sales and cash flows from operations during such period, although we eventually obtained rent relief from certain landlords to partially offset the negative financial impacts. As a result of the decline in our operating performance and sustained decline in our market capitalization driven by the pandemic, as well as the reduction of our near-term growth model, we determined goodwill was fully impaired and we recognized an impairment charge of $319.7 million in the first fiscal quarter of 2021.

To enhance our liquidity during this period, we significantly cut our capital expenditures, including suspension or delay of new store openings, store remodels and consulting projects, and implemented critical inventory management. As noted in the following risk factor, our growth strategy primarily is focused on successfully opening and operating new stores, and we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion.

For the last three quarters of fiscal year 2021, we reported strong store traffic, net sales, gross margins and cash flows due to a number of macroeconomic and consumer trends in response to the COVID-19 pandemic, such as strong home sales, nesting and de-urbanization and pent-up demand in general and for home décor products. These results may not be indicative of results for future periods, including if current favorable trends do not continue or are offset by other adverse impacts. For example, some of the increased customer demand may have been due to temporary impacts of the pandemic, including an intense focus on a person’s home as well as U.S. stimulus payments in fiscal year 2021. While additional stimulus payments have been approved in fiscal year 2022, consumers may utilize such payments differently than the prior stimulus payments, especially upon a successful vaccine rollout in significant numbers that impacts consumer behavior.

The extent and nature of the future impact of COVID-19 on our business is highly uncertain, and will depend largely on future macroeconomic, scientific, health, legal and regulatory developments within the United States and countries that are part of our supply chain. Recurring COVID-19 outbreaks have led to the re-introduction of some restrictions on retail operations in certain jurisdictions and such restrictions could be re-introduced more broadly. There can be no assurance that our stores will not be subject to modified hours, operations, capacity limitations and store closures in future periods, which may reduce sales. Further, in such case, we may not be able to obtain additional rent relief from our landlords. Any extended store closures could put increased demand on our omnichannel platform. Many of our larger, significant competitors have more highly developed omnichannel platforms and they may be able to more quickly and effectively respond to such changes in consumer behavior.

Our supply chain was adversely affected in fiscal year 2021, and continues to be adversely affected, by international equipment shortages and shipping delays due to the COVID-19 pandemic. In the spring of 2020, while managing stay-at-home orders and store closures, we canceled orders and reduced the amount of inventory coming into our stores. As store traffic and net sales improved, we sought to strengthen our inventory positions. We believe these trends across the industry have caused significant congestion in the supply chain due to a global surge in demand for shipping space. Our increased net sales in last three quarters of fiscal year 2021 caused us to require shipping space well above our contracted volumes. While we are managing our inventory by working with our vendors to prioritize freight and minimize the impact where possible, this supply chain congestion has caused delays in our receipt of inventory. We are highly dependent on our third-party supply chain, and any further adverse impact from the COVID-19 pandemic on their future ability to manufacture or deliver products to us could lead to inventory constraints in certain product categories and materially adversely affect our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic and accompanying market volatility, uncertainty and economic disruption also have the effect of heightening many of the other risks described herein.

We significantly curtailed opening new stores in fiscal year 2021 and we plan to open fewer net new stores in fiscal year 2022 than our long-term growth goal. Our ability to successfully re-implement our new store strategy in future periods, on a timely basis or at all, would have a material impact on our business, results of operations, brand and stock price.

Our growth strategy primarily is focused on successfully opening and operating new stores. However, in the first quarter of fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion.

We intend to open approximately 15 net new stores in fiscal year 2022, while also refreshing or remodeling a portion of our existing store base. Beginning in fiscal year 2023, we intend to open net new stores in line with our strategy of 10% net new stores per year. Our ability to successfully re-implement our new store strategy in future periods, on a timely basis or at all, would have a material impact on our business, results of operations, brand and stock price. The success of this strategy is dependent upon, among other things: the retail environment and other macroeconomic factors discussed above; the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, lease economics and demographics; the negotiation of acceptable lease terms; construction costs; the hiring, training and retention of local employees; and efficiently managing new inventory and distribution processes.

Our results of operations have been and will continue to be materially affected by the timing and number of new store openings.

The performance of new stores may vary depending on the time of year of the store opening, store opening and occupancy costs, our brand and reputation in the market and the location of the new store, including whether it is located in a new or existing market. A new store in a new geographic market, where we are less familiar with the population and are less well known, may face different or additional risks. On the other hand, new stores in the same or adjacent geographic regions could result in competition among our stores. Further, we incur higher than normal employee and marketing costs for a store opening, while also typically benefitting from higher net sales in the initial opening period.

Our long-term planned store expansion will place increased demands on our operational, managerial, administrative and other resources. We have continually made investments in our inventory management and allocation systems, distribution systems, financial and management controls and information systems. Managing our growth effectively, including increasing our omnichannel platform, will require us to continue to enhance the foregoing and incur capital investment and expenses. Our return on investment, business and results of operations will be adversely affected if we cannot manage our growth effectively, including competitive and operating challenges.

Failure to obtain, manage and allocate our inventory effectively and our inability to satisfy changing consumer preferences could materially adversely affect our business and profitability.

We are focused on providing the broadest assortment of everyday and seasonal products, offering over 50,000 SKUs throughout our large format stores. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. Our business is vulnerable to demand and pricing shifts, suboptimal selection and timing of merchandise purchases, and distribution, and challenges with inventory management and allocating product among store locations. We have not always accurately identified consumer trends and predicted our customers’ preferences in particular store markets or in aggregate, and there can be no assurance that we will be able to successfully do so in the future. We are more promotional in our selling activities when we have excess inventories for particular products, which adversely impacts our profitability, and we will continue this pricing strategy in future periods as necessary.

Obtaining the right inventory and allocating such inventory is particularly critical with our seasonal products. For example, our seasonal purchases for Halloween and Christmas in fiscal year 2021 were made at time when many of our stores were closed due to the pandemic and there was significant economic uncertainty. While customer demand was very high for Halloween and Christmas seasonal product, we did not have sufficient inventory to meet such demand. Although we make opportunistic seasonal buys to supplement our earlier purchasing decisions, this ability has limitations. Our purchasing strategy and inventory constraints have and may continue to limit our growth and net sales below customer demand.

Difficulties with our vendors, disruptions in our supply chain, increased commodity prices or increased freight and transportation costs could adversely affect our results of operations.

We rely on third-party manufacturers and vendors to supply all of our products. Our performance depends on our ability to purchase merchandise at sufficient levels and at competitive prices from vendors who can deliver products in a timely and efficient manner and in compliance with our vendor standards and all applicable laws and regulations. While we historically have not relied on any single vendor or small group of vendors for our products and have not had difficulties replacing vendors for various products we sell, there is no assurance that we will continue to be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us, or be able to develop relationships with new vendors to replace any discontinued vendors. Our current strategy includes rationalizing our SKUs, creating more privately branded products and streamlining our supply chain, all of which may increase our reliance on particular manufacturers and vendors in future periods.

Our ability to access products from our vendors has been, and may continue to be, adversely affected by geopolitical conflict and instability, public health issues (including the global COVID-19 pandemic and related quarantines), the financial instability of vendors, vendors’ noncompliance with applicable laws and our product requirements, trade restrictions, port closures and congestion, tariffs, and any disruptions in our vendors’ distribution network, supply chain or information technology systems. Our supply chain was adversely affected in fiscal year 2021, and continues to be adversely affected, by international equipment shortages and shipping delays due to the pandemic, the impact of which is further exacerbated by the record demand for our products and sales growth in recent quarters. We expect our cost of sales and gross margin will be significantly impacted by an increase in freight costs due to the global shipping shortage. There is also typically a two-quarter lag from when we ship product to when these costs are expensed, so recent shortages and delays and resulting incremental freight costs will impact our profitability greater in the second half of fiscal year 2022 and future impacts will have a similar time lag. Disruptions within our supply chain could adversely affect our ability to obtain inventory in a timely manner, which could impair our ability to meet customer demand for products and result in reduced sales, increased supply chain costs or reputational harm.

We are adversely affected by substantial increases in product costs due to commodity cost increases or general inflation, including with respect to freight and transportation costs. Prices of certain commodities used in our merchandise, such as petroleum, resin, copper, steel, cotton and lumber, are subject to fluctuation arising from changes in currency exchange rates, tariffs and trade restrictions and labor, fuel, freight and other transportation costs. In recent years, we have faced inflationary pressure on freight costs, which were heightened by tariff-related shipment surges and port congestion. Our costs and expenses could be materially adversely impacted by higher freight and transportation costs.

Due to the uncertainty of commodity price fluctuations and inflation and our strategy to maintain everyday low prices, we may not be able to pass some or all of these increased costs on to our customers (which lowers our gross margins) and attempting to pass along increased costs to customers has in the past had, and may continue to have, a direct negative impact on comparable store sales. Even if we are able to pass these increased costs on to our customers, we may not be able to do so on a timely basis, our gross margins could decline and we may not be able to implement other price increases for our merchandise. Any rapid and significant changes in commodity prices or other supply chain costs would further exacerbate the foregoing risks.

We are subject to international risks because we import a significant portion of our merchandise.

Although our stores are based solely in the U.S., our business is subject to certain risks of a global company because we rely on foreign manufacturers and vendors to supply a large majority of our merchandise. Approximately 65% of our merchandise was purchased from vendors in foreign countries such as China, Vietnam, India, Turkey, Mexico and Hong Kong during fiscal year 2021, which percentage is consistent with recent prior fiscal years. In fiscal year 2021, we sourced additional product from various countries to mitigate the impact of high-tariff categories goods from China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. For example, we purchase merchandise from domestic suppliers that is imported from China or that is manufactured in China. Currently, we do not employ any resources on the ground in Asia to manage our procurement process and various supplier relationships. Instead, we often rely on trading companies to handle sourcing and logistics with Asian factories, although this will be partially mitigated as we increase our use of direct sourcing. Our significant international supply chain increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions (including political instability, international conflicts, acts of terrorism or natural disasters), epidemics (including the COVID-19 pandemic), transportation delays (including dock strikes, inefficient freight requirements, and other work stoppages), restrictive actions by foreign governments or changes in U.S. laws, trade policy and regulations affecting imports or domestic distribution.

All of our products manufactured overseas and imported into the U.S. are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties or tariffs, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Tariffs also can impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The tariffs enacted in fiscal year 2019 did not have a material adverse impact on our gross margin due to a combination of supplier negotiations, direct sourcing and strategic price increases. However, the additional tariffs enacted in fiscal year 2020 led us to institute strategic price increases, which had a direct negative impact on comparable store sales. We may not be able to fully or substantially mitigate the impact of future tariffs, pass price increases on to our customers or secure adequate alternative sources of products.

Our inability to efficiently operate or manage disruptions in our distribution network could materially adversely affect our business.

We operate cross-dock distribution centers in Plano, Texas and Carlisle, Pennsylvania, as well as warehouse premises in Garland, Texas. The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is processed promptly and shipped to our stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on our automated distribution system, adherence to shipping schedules and effective management of our distribution network. We do not have significant storage at the distribution centers or stores (other than what is on store shelves) or otherwise. Disruptions in the operations of any distribution facility due to natural or man-made disasters, epidemic disease, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems may significantly impair our ability to receive and deliver inventory on a timely basis, and could materially adversely affect our business.

We expect to make additions and upgrades to our infrastructure investments in the future to continue to support our operating model over a significantly expanded store base. We made significant investments relating to our second distribution center in Pennsylvania, which opened in the beginning of fiscal year 2020, and incurred net operating costs in connection therewith during fiscal year 2020 that impacted our operating margins.

We rely upon independent third-party transportation providers to deliver products to our distribution centers from vendors and from our distribution centers to our stores. Our use of third-party transportation providers for shipments is subject to various risks, including labor shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, fuel shortages or transportation cost increases (such as increases in fuel costs or port fees). Any disruption, unanticipated expense or operational failure related to our distribution network could negatively affect certain store operations and materially adversely affect our business and results of operations. Any significant expansion of our omnichannel strategy may exacerbate the foregoing risks.

We operate in a highly competitive retail environment and the size and resources of some of our competitors may allow them to compete more effectively than we can.

The retail home décor business is highly competitive. Because of the fragmented nature of the home décor market, we compete with a diverse group of retailers, including mass merchants, home improvement and craft stores, home specialty/décor retailers, as well as various other small, independent retailers. Some of our competitors have greater financial resources and larger customer bases than we have, and as a result may have a more advanced omnichannel platform, be able to adapt quicker to changes in consumer behavior, have larger and more dependable customer loyalty programs, and maintain higher profitability in an aggressive low pricing environment. Rapidly evolving technologies are altering the manner in which retailers communicate and transact with customers, led by internet-based and omnichannel retailers that have made significant investments in recent years, including with pricing technology and shipping capabilities. Our current strategy is designed to increase our ability to compete, but it remains subject to significant execution risk that will require adjustments over time, including to address future investments made by larger competitors. Slower growth or a loss of customers, net sales or market share could require us to increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns (in particular due to our everyday low pricing strategy), each of which could materially adversely affect our margins and profitability.

Our inability to successfully execute and optimize our omnichannel retail strategy and maintain a relevant and reliable omnichannel experience for our customers could materially adversely affect our business, growth, results of operations and financial condition.

Our success depends on our ability to appeal to existing and potential customers, who increasingly rely on multiple channels to meet their shopping needs. Consumers, particularly in light of the COVID-19 pandemic, are increasingly embracing various shopping methods and customer expectations about the methods by which they purchase and receive products or services are evolving. We may be challenged to further develop our omnichannel capabilities while continuing to optimize our physical store operations and maintaining profitability. Our omnichannel strategy has and will continue to require investment in technology, operational changes and management focus. Changes in consumer shopping habits may reduce customer traffic at our current physical retail locations, which may lead to a decline in our operating performance. There is also no assurance that any of our current or future omnichannel initiatives will offset any decline in store traffic.

Omnichannel retailing is rapidly evolving and we must counteract new developments and technology investments by our competitors. We may not be able to compete as effectively with seasoned e-commerce retailers or larger omnichannel competitors who have more well established omnichannel and online sales and distribution networks, and greater resources than we do to devote to these strategies. In fiscal year 2021, we nationally launched our BOPIS program, curbside pick-up and local delivery options, although the vast majority of sales continue to be in our stores. If our omnichannel offerings are unable to compete against other omnichannel competitors to attract customers, or if any future expanded omnichannel offerings are not successful, our ability to compete with other retailers would be diminished and our business, growth, results of operations and financial condition could be materially adversely affected.

The investment and growth in our omnichannel capabilities also increases our vulnerability to other material risks and uncertainties, including changes in required technology interfaces, technical failures, costs and technical issues related to upgrading website software, changes in applicable federal and state regulations, data security and ransomware breaches, consumer privacy concerns and maintaining competitive technology, some of which we do not control. It also may take longer than anticipated to generate the expected benefits from our omnichannel initiatives and there can be no guarantee that these initiatives will provide the anticipated benefits or result in improved results of operations.

Adverse events in the primary regions of our operations and our supply chain could materially adversely affect our business.

As of January 30, 2021, our store base was comprised of 219 stores in 40 states, primarily in the South Central, Southeastern, Eastern and Midwestern regions of the United States, including 37 stores in Texas. In addition, our headquarters and primary distribution center, as well as a warehouse, are in Texas, and we operate a second distribution center in Pennsylvania. Any extreme weather (such as the winter storm that impacted Texas in February 2021), natural or man-made disasters, catastrophic events, terrorism, blackouts, widespread illness (such as the global COVID-19 pandemic) or unfavorable regional economic conditions in such areas, as well as regions related to our supply change, could materially adversely affect our business. Such events could result in physical damage to or destruction or disruption of one or more of our properties, physical damage to or destruction of our inventory, the closure of one or more stores, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions and the inability of our customers to shop in our stores.

We are subject to risks associated with leasing substantial amounts of space, as well as our sale-leaseback strategy.

We lease a significant number of our store locations, as well as our two distribution centers and our corporate office. If we are unable to effectively manage our existing portfolio of real estate leases, renew existing leases or lease suitable alternative locations, enter into leases for new stores on favorable terms, optimize our existing stores or, if necessary, close underperforming stores, our growth and profitability would be negatively impacted. Our growth strategy primarily includes opening new stores, requiring that we regularly enter into new leases at current market rental rates and incur capital expenditures to build the lease to suit, which may adversely impact our operating margins.

While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when desired. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which often include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate. When we assign leases or sublease space to third parties, we may remain liable on the lease obligations, which could lead to significant expense if the assignee or sublessee does not perform. In addition, when the lease terms for the stores in our ongoing operations expire, our ability to renew such expiring leases on commercially acceptable terms or, if such leases cannot be renewed, our ability to lease a suitable alternative location on favorable terms will each depend on many factors, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective lessors.

From time to time, we engage in sale-leaseback transactions, the net proceeds from which have been used to reduce outstanding debt and fund future capital expenditures for new store development; however, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop, which could result in an increase in financing expense.

Failure to attract, develop and retain quality employees and to manage labor costs (including any impact of a significantly increased minimum wage) could materially adversely affect our business and profitability.

Our performance depends on attracting, developing and retaining qualified employees at the store operations level, in distribution centers, and at the corporate level, all at costs that allow us to conduct our operations profitably. Many of our store employees are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs, while managing our labor costs, is subject to many external factors, including competition for and availability of qualified employees in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, changing demographics, health and other insurance costs and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation. In the event of changes in the federal or state minimum wage, living wage requirements or changes in other wage or workplace regulations, including, for example, health care or employee leave regulations, or if our overall compensation and benefits fail to remain competitive, then the quality of our workforce could decline, our labor costs may increase and our business and profitability may be materially adversely affected.

Our business is moderately seasonal and weak sales during one of our peak seasons could have a disproportionate effect on our overall results of operations and financial condition.

Our net sales and operating income fluctuate seasonally due to our seasonal and holiday merchandise, with a higher level of our operating income typically realized during the second and fourth fiscal quarters. Any decrease in sales or margins during these periods could have a disproportionate effect on our results of operations and financial condition for the fiscal year.

In anticipation of seasonal increases in sales activity during these periods, we incur significant additional expense prior to and during our peak seasonal periods, which we may finance with additional short-term borrowings. Seasonal fluctuations affect our inventory levels and staffing levels. In particular, we must carry a significant amount of inventory, especially before the spring and holiday season selling periods. If we are not successful in selling our inventory, we may have to write down our inventory, sell it at significantly reduced prices (which is part of our historical pricing strategy) or not be able to sell it at all, any of which could cause our gross margins to decline and could have an adverse effect on our results of operations and financial condition.

Disruptions to our information systems, or our failure to adequately support, maintain and upgrade these systems, could negatively impact our business and results of operations.

We rely heavily on information technology systems across our operations for numerous purposes including for finance and accounting functions, merchandising and inventory management, administrative functions, inventory management, point-of-sale processing and payment in our stores and on our website, supply chain management, delivery services, loyalty rewards functionality and various other processes and transactions. Additionally, the success of initiatives to drive growth through omnichannel operations is highly dependent on our technology systems. We also rely on third-party providers and platforms for some of these information technology systems and support. We may be unable to improve, upgrade, integrate or expand upon our existing systems on a timely basis, and any costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology could also disrupt or reduce the efficiency of our operations.

Although we, as well as our third-party service providers, have operational safeguards in place, they may not be effective in preventing the failure of these information technology systems or platforms to operate effectively. Such failures may be caused by various factors, including power outages, computer viruses, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third-party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks (including ransomware). If our incident response, disaster recovery and business continuity plans do not effectively resolve these issues, such system failures could also disrupt our ability to track, record and analyze sales and inventory, process financial information (including credit card transactions), process payroll or vendor payments or engage in other similar normal business activities. The foregoing risks could cause reputational harm and materially adversely affect our business and results of operations.

Unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers and subject us to penalties under data protection rules and privacy laws.

We regularly receive and store information about our customers, employees, vendors and other third parties. In connection with certain activities, including payment processing, website hosting, data encryption and software support, among others, we utilize third-party service providers, and we believe we take appropriate steps to require such providers to secure such information and periodically assess their ability to do so. We invest considerable resources in maintaining our computer systems and protecting sensitive information, but our facilities and systems, and those of our third-party service providers, may nevertheless be vulnerable to security breaches, cybercrimes, computer viruses, programming or human errors or other similar events, some of which may not be immediately detected. A breach of our security systems, or those of our third-party service providers, resulting in unauthorized access to stored personal information could cause us to incur significant costs to restore the integrity of our data and systems, and subject us to government penalties and private litigation, any of which may materially adversely affect our results of operations, and cause reputational harm. The recent increase in remote working by our employees and the increase in online orders as a result of the COVID-19 pandemic may exacerbate any of the foregoing risks. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy any damage to our reputation in the event of a data security incident.

The legal and regulatory environment regarding cybersecurity and data privacy is increasingly complex and expansive, including enhanced requirements for using and treating personal data. Although we have implemented policies and procedures that are designed to ensure compliance with applicable laws, rules and regulations, these matters are increasingly subject to enforcement, litigation and increasing complexities. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we could incur substantial costs or be exposed to further litigation and regulatory risks, which could adversely affect our results of operations and cause reputational harm.

Risks Relating to Debt and Liquidity

Our debt and our ability to increase future leverage could limit our operating flexibility and material adversely affect our financial condition and cash flows.

Although currently we have significant borrowing availability, historically we have had periods of significant leverage and any future increased leverage could adversely affect our ability to fund our operations, limit our ability to react to changes in the economy or our industry (placing us at a competitive disadvantage compared to competitors that are less highly leveraged), reduce our ability to use cash flows for operating, investing and financing opportunities (including working capital, capital expenditures, mergers and acquisitions and equity or debt repurchases), and prevent us from meeting our obligations under the agreements governing our indebtedness. Our ability to meet our payment and other obligations under the ABL Facility and the Senior Notes indenture depends on our ability to generate significant cash flows in the future. We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries, and our ability to make scheduled payments on our debt obligations will depend on their ability to general sufficient cash flows and distribute funds to us. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under the ABL Facility and the Senior Notes indenture and to fund other liquidity needs. Failure to generate sufficient cash flow would require us to refinance or restructure our debt or seek to raise additional capital (which could be dilutive to stockholders). If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the ABL Facility or the Senior Notes indenture. Furthermore, the ABL Agreement and the Senior Notes indenture contain covenants that may restrict our ability to implement our business plan, finance future operations, pay dividends, respond to changing business and economic conditions, secure additional financing, and engage in certain transactions (including mergers, acquisitions and dispositions).

If we default under the ABL Agreement or the Senior Notes indenture because of an inability to meet our payment obligations, a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under the ABL Facility or the Senior Notes indenture, and any acceleration of amounts due would have a material adverse effect on our business, growth strategy, liquidity, financial condition and ability to continue as a going concern. We and our subsidiaries also may be able to incur substantial additional indebtedness in the future, subject to the foregoing restrictions, which could exacerbate the leverage risks noted above.

Certain of our variable rate indebtedness bears interest based on the London Interbank Offered Rate (LIBOR), which is expected to be discontinued generally after 2021. While our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. Any changes in regulatory standards or industry practices, such as the transition away from LIBOR as a benchmark reference for short-term interest rates, may result in increased interest expense.

From time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our Notes, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis.

Risks Relating to Regulatory and Litigation Matters

Regulatory or litigation developments could materially adversely affect our business, results of operations, cash flows and reputation.

We are subject to numerous regulatory and legal requirements at local, state, national and international levels, including based upon our business operations, status as a publicly traded company, store locations, workforce, sales to consumers and importation of merchandise. Failure to comply with these legal requirements could result in, among other things, increased litigation and regulatory risk that could result in significant administrative and third party expenses, monetary damages including fines and penalties, administrative enforcement actions, and civil and criminal liability, any of which could materially adversely affect our business, results of operations, cash flows and reputation.

Substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad, in particular in recent years due to multiple tranches of tariffs on certain goods imported from China and related trade disputes, as well as the impact of the new free trade agreement among the United States, Canada and Mexico. In addition, any changes in the legal or regulatory environment affecting labor and employment, trade, product safety, cybersecurity and data privacy, transportation and logistics, health care, tax, responsible sourcing, operations or environmental issues, among others, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputational and legal risk, including government enforcement action and class action civil litigation. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, manufacturers, vendors or agents, we could experience delays in shipments and receipt of goods, or be subject to fines or other penalties under the applicable regulations, any of which could negatively affect our business and results of operations.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. We face enhanced risks since all of our products are manufactured by third parties, including a significant portion from foreign manufacturers that may not adhere to U.S. product safety requirements or customary quality control standards, and we might not identify any deficiency before merchandise ships to our stores. If our merchandise offerings do not meet applicable safety standards or our customers’ expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. We could be required to recall some of those products or could expose ourselves to government enforcement action or private litigation, such as product liability claims, which could result in significant fines, penalties, monetary damages and other remedies as well as harm to our reputation. We could also be subject to litigation related to injuries or other accidents at our stores or distribution centers.

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

Risks Relating to Ownership of Our Common Stock

Our stock price has been and may and may continue to be volatile.

The market price of our common stock has fluctuated substantially in the recent years and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in results of operations or comparable sales (due to seasonality or otherwise), updates on our strategic initiatives, changes in earnings estimates by analysts or the failure of investors or analysts to understand our business strategies or fundamental changes in our business or sector, among other factors, could cause the market price of our common stock to fluctuate substantially.

Provisions in our charter documents and Delaware law may deter takeover efforts and other actions that stockholder believe are in their best interests, or limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us.

Delaware law and certain provisions of our certificate of incorporation and bylaws make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include, among other things: establishing a classified board of directors such that not all members of the board are elected at one time; limiting the ability of our stockholders to act by written consent; authorizing the issuance of preferred stock without stockholder approval, which could be used to dilute a potential hostile acquirer; eliminating the ability of stockholders to call a special meeting of stockholders; and requiring at least two-thirds of the voting power of our outstanding stock entitled to vote to amend or repeal or certificate of incorporation or bylaws. In addition, our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of at least 15% of our capital stock. The foregoing measures could discourage, delay or prevent a transaction involving a change in control of our Company, discourage proxy contests, making it more difficult to change directors on the Board and otherwise make it more difficult for stockholders to accomplish changes that they otherwise deem to be in their best interests.

Further, our certificate of incorporation restricts the forum for certain litigation against us to the Court of Chancery of the State of Delaware. Our stockholders are deemed to have notice of and have consented to the provisions of our certificate of incorporation related to choice of forum. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

General Risk Factors

Our continued success is substantially dependent on positive perceptions of At Home.

To remain successful in the future, we must continue to preserve, grow and utilize the value of our reputation as the destination retailer for our customers’ home décor needs. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. Damage to our reputation could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity, especially in social media outlets, and may generate negative customer sentiment, and could have an adverse impact on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters, distribution centers and the majority of our store properties. Our store locations are generally anchor, stand-alone or mall-enclosed locations that range between 75,000 and 165,000 square feet, averaging approximately 105,000 square feet per store. As of January 30, 2021, we operated 219 stores across the United States, of which 209 are leased and 10 are owned locations. Our leases generally have a term of 5 to 20 years, with renewal options that generally range from 5 to 20 years and are subject to escalating rent increases. We are typically responsible for taxes, utilities, insurance, repairs and maintenance for these store properties. A limited number of our leases require the payment of contingent rent based on a specified percentage of stores’ gross sales, as defined in the lease agreement, and are subject to certain limitations. A summary of our store locations by state as of January 30, 2021 is below:

Location	Store(s)	Location	Store(s)

Alabama	5	Missouri	6
Arizona	8	Montana	1
Arkansas	2	Nebraska	2
California	4	Nevada	1
Colorado	4	New Jersey	4
Connecticut	1	New Mexico	1
Florida	9	New York	6
Georgia	12	North Carolina	5
Idaho	1	Ohio	13
Illinois	7	Oklahoma	3
Indiana	8	Pennsylvania	9
Iowa	3	Rhode Island	1
Kansas	2	South Carolina	2
Kentucky	4	South Dakota	2
Louisiana	4	Tennessee	9
Maryland	4	Texas	37
Massachusetts	2	Utah	5
Michigan	9	Virginia	8
Minnesota	2	Washington	5
Mississippi	3	Wisconsin	5

		Total	219

We lease a 592,000 square foot distribution center in Plano, Texas, which also serves as our corporate headquarters. The lease will expire in 2036 and we have options to renew the lease for an additional period of up to 20 years. At the beginning of fiscal year 2020, we opened an 800,000 square foot second distribution center in Carlisle, Pennsylvania. The lease will expire in 2031 and we have options to renew the lease for an additional period of up to 10 years. We believe that our current distribution center facilities will be sufficient to support at least 350 stores. We also lease an additional 555,000 square foot warehouse premises located in Garland, Texas, for initial inventory build-up for new store openings. The lease will expire in 2024 and we have options to renew the lease for an additional period of up to five years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “HOME”. As of January 30, 2021, there were approximately two holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Dividend Policy

We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business, the repayment of debt and other strategic or opportunistic uses of our liquidity. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries would be one of our principal sources of cash to pay dividends. Accordingly, our ability to pay dividends to our stockholders may be significantly limited by the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. For information regarding restrictions on the payment of dividends imposed by agreements for indebtedness, see “Note 5 – Revolving Line of Credit”, to our audited consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules”, which is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of shares of At Home Group Inc.’s common stock against the cumulative total return of S&P 500 Index and S&P 500 Specialty Retail Index from August 4, 2016 (the date our common stock commenced trading on the NYSE) through January 30, 2021. The comparison of the cumulative total returns for each investment assumes that $100 was invested in At Home Group Inc. common stock and the respective indices on August 4, 2016 through January 30, 2021 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

This performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into such filing.

HOME
S&P 500
S&P 500 / Specialty Retail
$250
$200
$150
$100
$50
$-
8/4/2016
1/28/2017
7/29/2017
1/27/2018
7/28/2018
1/26/2019
7/27/2019
1/25/2020
7/25/2020
1/30/2021

	8/4/2016	1/28/2017	7/29/2017	01/27/2018	7/28/2018	1/26/2019	7/27/2019	1/25/2020	7/25/2020	1/30/2021

At Home Group Inc.	$100	$100.93	$151.80	$224.87	$238.40	$149.53	$40.73	$40.00	$57.60	$162.47
S&P 500 Index	100	106.03	114.22	132.74	130.24	123.13	139.81	152.27	148.58	171.62
S&P 500 Specialty Retail Index	100	97.95	94.75	126.25	123.36	118.76	139.16	149.26	158.79	173.05

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with our consolidated financial statements and related notes of At Home Group Inc. included in Item 15 of this Annual Report on Form 10-K. You should review “Item 1A. Risk Factors” section of this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in the following discussion and analysis. The discussion of our financial condition and results of operations for the fiscal year ended January 26, 2019 included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020, which was filed with the Securities and Exchange Commission on May 19, 2020, is incorporated herein by reference.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2021” relate to the 53 weeks ending January 30, 2021, references herein to “fiscal year 2020” relate to the 52 weeks ending January 25, 2020 and references herein to “fiscal year 2019” relate to the 52 weeks ending January 26, 2019.

Overview

At Home is a leading home décor superstore, and we believe our large format stores dedicate more space per store to home décor than any other player in the industry. We are focused on providing the broadest assortment of everyday and seasonal products for any room, in any style, for any budget. We utilize our space advantage to out-assort our competition, offering over 50,000 SKUs throughout our stores. Our differentiated merchandising strategy allows us to identify on-trend products and then value engineer those products to provide desirable aesthetics at attractive price points for our customers. Over 75% of our products are unbranded, private label or specifically designed for us.

As of January 30, 2021, our store base was comprised of 219 large format stores across 40 states, averaging approximately 105,000 square feet per store. Over the past three completed fiscal years, we have opened 77 new stores in a mix of existing and new markets and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

We believe with the addition of our quickly expanding omnichannel offering, our broad and comprehensive assortment and compelling value proposition, we are a leading destination for home décor with the opportunity to continue taking market share in a highly fragmented and growing industry.

Recent Developments

The global COVID-19 pandemic has resulted in significant disruptions to the U.S. and global economies and retail industry, and it has substantially impacted our business, results of operations, financial condition and cash flows. In an effort to mitigate the continued spread of the COVID-19 pandemic, various government, regulatory and private entities periodically have implemented significant restrictions, including stay-at-home orders, quarantines, travel restrictions and restrictions on public gatherings. Due to these restrictions in the first quarter of fiscal year 2021 and a desire to take strong precautions, we closed all of our stores in late March 2020 and gradually opened stores in compliance with state and local mandates. For the last three quarters of fiscal year 2021, our operational and financial performance benefitted from a number of macroeconomic and consumer trends due to the COVID-19 pandemic, including strong home sales, nesting and de-urbanization and pent-up demand for home décor products.

Recurring COVID-19 outbreaks have led to the re-introduction of some restrictions on retail operations in certain jurisdictions, and there can be no assurance that our stores will not be subject to modified hours, operations, capacity limitations and store closures in future periods. Due to the size of our stores, we do not expect to be impacted by capacity restrictions, which we believe differentiates us from some of our smaller format competitors. We remain committed to providing our customers with a seamless shopping experience and, in fiscal year 2021, we accelerated our omnichannel capabilities in response to the impact of the COVID-19 pandemic to provide our customers with additional options for purchasing our products.

At the onset of the COVID-19 pandemic, we implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including the suspension of all new store openings and remodeling projects with the exception of seven stores that were at or near completion. The COVID-19 pandemic also had, and continues to have, an impact on our third-party supply chain and our inventory. In the spring of 2020, while managing stay-at-home orders and store closures, we canceled orders and reduced the amount of inventory coming into our stores. As store traffic and net sales improved, we sought to strengthen our inventory positions. However, a general increased demand for shipping and other pandemic impacts has led to an increase in freight and transportation costs and product delivery delays, the impact of which is further exacerbated by the record demand for our products and sales growth in recent quarters. We expect our cost of sales and gross margin will be significantly impacted by an increase in freight costs due to the global shipping shortage. There is also typically a two-quarter lag from when we ship product to when these costs are expensed, so recent shortages and delays and resulting incremental freight costs will impact our profitability greater in the second half of fiscal year 2022 and future impacts will have a similar time lag

On June 12, 2020, in order to provide additional financial flexibility, we entered into the Eighth Amendment to our credit agreement that governs the ABL Facility (the “ABL Agreement”) allowing for a new term loan tranche in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”), subject to a borrowing base. The net proceeds of the FILO Loans was used to repay a portion of the outstanding revolving balance.

On August 20, 2020, At Home Holding III Inc. (the “Issuer” or “At Home III”) completed the offering (the “Notes Offering”) of $275.0 million aggregate principal amount of its 8.750% Senior Secured Notes due 2025 (the “Notes”). The Notes Offering was conducted pursuant to Rule 144A and Regulation S promulgated under the Securities Act, and the Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Notes are governed by the Indenture, by and among At Home III, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, the Trustee and the Collateral Agent. Net proceeds of the issuance of the Notes were used, together with cash on our balance sheet, to repay all amounts outstanding under the Term Loan. The Notes bear interest at a fixed rate of 8.750% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021, and will mature on September 1, 2025.

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

The future impact of the COVID-19 pandemic on our business, strategy and financial performance will depend largely on future macroeconomic, scientific, health, legal and regulatory developments. Accordingly, our historical financial information may not be indicative of our future performance, financial condition and results of operations.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in a reduction of customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs, and localized or global events.

COVID-19 pandemic. In the first fiscal quarter 2021, the temporary closure of our stores and decline in store traffic resulted in, among other things, significantly reduced net sales and cash flows from operations. In the last three quarters of fiscal year 2021, we reported increased store traffic and strong net sales, gross margins and cash flows due to a number of macroeconomic and consumer trends in response to the COVID-19 pandemic, such as strong home sales, nesting and de-urbanization and pent-up demand for home décor products.

These results may not be indicative of results for future periods, including if current favorable trends do not continue or are offset by other adverse impacts. For example, some of the increased customer demand may have been due to temporary impacts of the pandemic, including an intense focus on a person’s home as well as U.S. stimulus payments in fiscal year 2021. While additional stimulus payments have been approved in fiscal year 2022, consumers may utilize such payments differently than the prior stimulus payments, especially upon a successful vaccine rollout in significant numbers that impacts consumer behavior.

Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. Our performance depends on the success of our product reinventions, collaborations and improved everyday low price strategy (“EDLP+”). If we misjudge the market for our products, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit. During fiscal year 2021, we began undertaking efforts to rationalize SKUs, in order to ensure our continuing competitiveness without sacrificing our wide and deep product assortment, by identifying the least productive SKUs with the goal to reduce overall SKU count. In fiscal year 2021, our efforts were focused on décor, textiles, accent furniture and rugs. Within these departments, we reallocated inventory dollars from lower performing items to those with higher returns.

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

During the first quarter of fiscal year 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion. We resumed opening new stores in the first quarter of fiscal year 2022. We now intend to open approximately 15 net new stores in fiscal year 2022, while also refreshing, remodeling or relocating a portion of our existing store base. We will continue to evaluate our future store opening plans, but currently we intend to grow our store base at a rate of approximately 10% beginning in fiscal year 2023.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past eight fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded distribution centers and enhanced information systems, including our warehouse and order management, e-commerce, POS, merchandise planning and inventory allocation systems, have enabled us to replicate our profitable store format and differentiated shopping experience. We made investments relating to our second distribution center in Pennsylvania, which opened in the beginning of fiscal year 2020 and incurred net operating costs in connection therewith during fiscal years 2020 and 2021 that impacted our operating margins. We made significant investments in our omnichannel capabilities during fiscal year 2021 that allowed us to provide our customers with additional options for purchasing our products, including BOPIS, curbside pick-up and local delivery from select store locations. We expect to make additions and upgrades to these infrastructure investments in the future to continue to support our successful operating model over a significantly expanded store base and growing omnichannel offerings.

Pricing strategy. We are committed to providing our products at everyday low prices. We value engineer products in collaboration with our suppliers to recreate the “look” that we believe our customer wants while eliminating the costly construction elements that our customer does not value. We believe our customer views shopping At Home as an in-person experience through which our customer can see and feel the quality of our products and physically assemble a desired aesthetic. This design approach allows us to deliver an attractive value to our customer, as our products are typically less expensive than other branded products with a similar look. We employ a simple EDLP+ strategy that consistently delivers savings to our customer without the need for extensive promotions, as evidenced by over 80% of our net sales occurring at full price.

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The tariffs enacted in fiscal year 2019 did not have a material impact on our gross margin due to a combination of supplier negotiations, direct sourcing (which improves item-level product margins) and strategic price increases. However, the additional tariffs enacted in fiscal year 2020 led us to institute strategic price increases, which had a direct negative impact on comparable store sales. In fiscal year 2021, we sourced additional product from various countries to mitigate the impact of high-tariff categories goods from China. In addition, future supply chain disruption for reasons such as the outbreak or persistence of epidemic or pandemic disease, such as the ongoing global COVID-19 pandemic, could lead to inventory constraints in certain product categories, which could have a negative impact on our results of operations. We expect our cost of sales and gross margin will be significantly impacted by an increase in freight costs due to the global shipping shortage. The increased demand in shipping has caused a shortage of equipment available to ship product from overseas vendors and a shortage of longshoremen available to work the ports, due to the impact of social distancing and COVID-19 illnesses, has caused a significant increase in shipping costs.

Fluctuation in quarterly results. Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings and shifts in the timing of holidays, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the fiscal year. See “Item 1. Business — Seasonality” for more information.

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

53rd week. Our fiscal year 2021 consisted of 53 weeks. Fiscal years 2020 and 2019 each consisted of 52 weeks. The 53rd week of fiscal year 2021 contributed $31.4 million to net sales. Please see “—Results of Operations” below for further discussion of the impact of the 53rd week on net sales.

Other trends. In response to the COVID-19 pandemic, we began renegotiating certain store lease agreements in the first and second fiscal quarters 2021 to obtain rent relief in an effort to partially offset the negative financial impacts. We expect that during fiscal year 2022, the reversal of such rent relief will have a negative impact on our cash position. In addition, due to the higher interest rate on our Notes compared to our Term Loan, annual interest expense may rise moderately compared to prior fiscal years to the extent that we increase the amount of borrowings under the revolving portion of our ABL Facility.

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

Comparable store sales

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. When a store is being relocated or remodeled, we exclude sales from that store in the calculation of comparable store sales until the first day of the sixteenth full fiscal month after it reopens. In addition, when applicable, we adjust for the effect of the 53rd week. We have not excluded any stores from the comparable store sales calculation due to the impact of the COVID-19 pandemic. Sales resulting from our omnichannel initiatives occur at the store level and are included in the calculation of comparable store sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

Comparable store sales allow us to evaluate how our store base is performing by measuring the change in period-over-period net sales in stores that have been open for the applicable period. Various factors affect comparable store sales, including:

●	consumer preferences (including changing consumer preferences in response to unforeseen events such as the global COVID-19 pandemic), buying trends and overall economic trends;

●	our ability to identify and respond effectively to customer preferences and trends;

●	our ability to provide an assortment of high quality and trend-right product offerings that generate new and repeat visits to our stores, including products from our reinvention and collaboration initiatives;

●	the customer experience we provide in our stores;

●	our ability to source and receive products accurately and timely;

●	changes in product pricing, including promotional activities;

●	the number of items purchased per store visit;

●	weather;

●	competition, including among our own stores within the same or adjacent geographic regions; and

●	timing and length of holiday shopping periods.

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

In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A. In particular, the one-time grant of stock options to our Chairman and Chief Executive Officer made in the second fiscal quarter 2019 (the “one-time CEO grant”) resulted in incremental non-cash stock-based compensation expense of approximately $41.5 million, which vested immediately and was fully recognized in the second fiscal quarter 2019. On September 12, 2019, the one-time CEO grant was cancelled for no consideration. Additionally, our operational and financial performance in fiscal year 2021 resulted in a significant increase in incentive compensation.

Adjusted EBITDA

Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance. In addition, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance, we use Adjusted EBITDA to supplement generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is defined as net (loss) income before net interest expense, income tax provision (benefit) and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, stock-based compensation expense, impairment charges, loss on extinguishment of debt, loss (gain) on sale-leaseback, non-cash rent and other adjustments. Fiscal year 2019 has been recast to show the illustrative impact of ASC 842, which is non-cash in nature. For a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Store-level Adjusted EBITDA

We use Store-level Adjusted EBITDA as a supplemental measure of our performance, which represents our Adjusted EBITDA excluding the impact of costs associated with new store openings and certain corporate overhead expenses that we do not consider in our evaluation of the ongoing operating performance of our stores from period to period. Our calculation of Store-level Adjusted EBITDA is a supplemental measure of operating performance of our stores. We believe that Store-level Adjusted EBITDA is an important measure to evaluate the performance and profitability of each of our stores, individually and in the aggregate, especially given the level of investments we have made in our home office and infrastructure over the past eight years to support future growth. We also believe that Store-level Adjusted EBITDA is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores during the period. We use Store-level Adjusted EBITDA information to benchmark our performance versus competitors. Store-level Adjusted EBITDA should not be used as a substitute for consolidated measures of profitability of performance because it does not reflect corporate overhead expenses that are necessary to allow us to effectively operate our stores and generate Store-level Adjusted EBITDA. Fiscal year 2019 has been recast to show the illustrative impact of ASC 842, which is non-cash in nature. For a reconciliation of Store-level Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Adjusted Net Income

Adjusted Net Income is an additional key metric used by management and our board of directors to assess our financial performance and assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance. Adjusted Net Income represents our net (loss) income, adjusted for impairment charges, loss (gain) on sale-leaseback, loss on extinguishment of debt, initial public offering related non-cash stock-based compensation expense and related payroll tax expenses and the income tax impact associated with the special one-time initial public offering bonus stock option exercises, non-cash stock-based compensation expense related to the one-time CEO grant and the deferred tax expense related to the cancellation thereof, costs associated with the resignation of our former Chief Financial Officer (the “CFO Transition”), costs associated with the restructuring of our merchandising department, loss on disposal of certain buildings and other costs. Fiscal year 2019 has been recast to show the illustrative impact of ASC 842, which is non-cash in nature. For a reconciliation of Adjusted Net Income to net (loss) income, the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Statement of Operations Data:
Net sales	$1,737,063	$1,365,035	$1,165,899
Cost of sales	1,135,450	977,083	780,048
Gross profit	601,613	387,952	385,851
Operating expenses
Selling, general and administrative expenses	348,203	302,300	303,453
Impairment charges	319,732	255,230	—
Depreciation and amortization	8,775	7,626	6,363
Total operating expenses	676,710	565,156	309,816
(Loss) gain on sale-leaseback	(115)	17,742	—
Operating (loss) income	(75,212)	(159,462)	76,035
Interest expense, net	28,493	31,801	27,056
Loss on extinguishment of debt	3,179	—	—
(Loss) income before income taxes	(106,884)	(191,263)	48,979
Income tax provision (benefit)	42,845	23,172	(17)
Net (loss) income	$(149,729)	$(214,435)	$48,996
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.4%	71.6%	66.9%
Gross profit	34.6%	28.4%	33.1%
Operating expenses
Selling, general and administrative expenses	20.0%	22.1%	26.0%
Impairment charges	18.4%	18.7%	— %
Depreciation and amortization	0.5%	0.6%	0.5%
Total operating expenses	39.0%	41.4%	26.6%
(Loss) gain on sale-leaseback	(0.0)%	1.3%	— %
Operating (loss) income	(4.3)%	(11.7)%	6.5%
Interest expense, net	1.6%	2.3%	2.3%
Loss on extinguishment of debt	0.2%	— %	— %
(Loss) income before income taxes	(6.2)%	(14.0)%	4.2%
Income tax provision (benefit)	2.5%	1.7%	(0.0)%
Net (loss) income	(8.6)%	(15.7)%	4.2%
Operational Data:
Total stores at end of period	219	212	180
New stores opened	7	36	34
Comparable store sales	19.4%	(1.7)%	2.7%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$492,901	$294,900	$303,502
Store-level Adjusted EBITDA margin(2)	28.4%	21.6%	26.0%
Adjusted EBITDA(2)	$358,433	$175,333	$191,245
Adjusted EBITDA margin(2)	20.6%	12.8%	16.4%
Adjusted Net Income(3)	$173,565	$36,935	$77,240

(1)	You are encouraged to evaluate Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income (collectively, “non-GAAP financial measures”) and the reasons we consider them appropriate for supplemental analysis. In evaluating our non-GAAP financial measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of non-GAAP financial measures. Our presentation of non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of our non-GAAP financial measures in the future, and any such modification may be material. In addition, our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

(2)	The following table reconciles our net (loss) income to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Net (loss) income, as reported	$(149,729)	$(214,435)	$48,996
Interest expense, net	28,493	31,801	27,056
Income tax provision (benefit)	42,845	23,172	(17)
Depreciation and amortization(a)	71,441	69,418	56,529
EBITDA	$(6,950)	$(90,044)	$132,564
Impairment charges(b)	319,732	255,230	—
Loss (gain) on sale-leaseback(c)	115	(17,742)	—
Loss on extinguishment of debt	3,179	—	—
Consulting and other professional services(d)	1,178	2,652	5,990
Stock-based compensation expense(e)	12,155	7,423	5,530
Stock-based compensation related to special one-time IPO bonus grant(f)	—	—	2,521
Stock-based compensation related to one-time CEO grant(g)	—	—	41,475
Non-cash rent(h)	27,803	15,998	4,499
Other(i)	1,221	1,816	3,827
Adjusted EBITDA, as reported	$358,433	$175,333	$196,406
Illustrative impact of ASC 842(j)	—	—	(5,161)
Adjusted EBITDA, as recast	358,433	175,333	191,245
Costs associated with new store openings(k)	13,526	24,166	18,656
Corporate overhead expenses(l)	120,942	95,401	90,839
Illustrative impact of ASC 842(j)	—	—	5,161
Store-level Adjusted EBITDA, as reported	$492,901	$294,900	$305,901
Illustrative impact of ASC 842(j)	—	—	(2,399)
Store-level Adjusted EBITDA, as recast	$492,901	$294,900	$303,502
(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our consolidated statements of operations.

(b)	For fiscal year 2021, represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill. For fiscal year 2020, represents non-cash impairment charges of $250.0 million related to impairment of goodwill and $5.2 million in connection with store closure and relocation decisions.

(c)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the consolidated statements of operations in accordance with ASC 842.

(d)	Primarily consists of (i) consulting and other professional fees with respect to projects to enhance our merchandising and human resource capabilities and other company initiatives; and (ii) other transaction costs.

(e)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors.

(f)	Non-cash stock-based compensation expense associated with a special one-time initial public offering bonus grant to certain members of senior management (the “IPO grant”), which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(g)	Non-cash stock-based compensation expense associated with the one-time CEO grant previously granted to Mr. Bird on June 12, 2018 that vested and was fully recognized in the second fiscal quarter 2019, which we do not consider in our evaluation of our ongoing performance. On September 12, 2019, the one-time CEO grant was cancelled for no consideration. See “Note 14 – Stock-Based Compensation” to the Consolidated Financial Statements.

(h)	Consists of the non-cash portion of rent, which reflects (i) the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments, partially offset by (ii) the amortization of deferred gains on sale-leaseback transactions that are recognized to rent expense on a straight-line basis through the applicable lease term. The offsetting amounts relating to the amortization of deferred gains on sale-leaseback transactions were $(8.8) million for fiscal year 2019. We did not recognize deferred gains on sale-leaseback transactions in the fiscal years 2021 and 2020 and will not recognize such deferred gains going forward, per the adoption of new lease accounting standards set out in ASC 842. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments. In fiscal year 2021, due to the COVID-19 pandemic, we renegotiated leases to include significant deferrals which resulted in higher non-cash rent expense.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations, including:

●	for fiscal year 2021, costs relating to the write-off of certain site selection costs that occurred as a result of the COVID-19 pandemic;
●	for fiscal year 2020, costs incurred of $1.4 million related to the restructuring of our merchandising department; and
●	for fiscal year 2019, costs incurred of $2.4 million related to the CFO Transition, payroll tax expense of $0.8 million related to the exercise of stock options and $0.5 million related to the one-time loss incurred related to the acquisition of land for the purposes of building a new store in fiscal year 2020 that had a pre-existing unusable structure on the premises that was demolished.

(j)	Represents the necessary adjustments to reflect management’s estimates of the impact of the adoption of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

(k)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened seven, 36 and 34 new stores in fiscal years 2021, 2020 and 2019, respectively.

(l)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”.

(3)	The following table reconciles our net (loss) income to Adjusted Net Income for the periods presented (in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Net (loss) income, as reported	$(149,729)	$(214,435)	$48,996
Adjustments:
Impairment charges(a)	319,732	255,230	—
Loss (gain) on sale-leaseback(b)	115	(17,742)	—
Loss on extinguishment of debt	3,179	—	—
Stock-based compensation related to special one-time IPO bonus grant(c)	—	—	2,521
Payroll tax expense related to special one-time IPO bonus stock option exercises(d)	70	46	69
Stock-based compensation related to one-time CEO grant(e)	—	—	41,475
CFO Transition costs(f)	—	—	2,393
Loss on disposal of building(g)	—	—	500
Merchandising department restructuring(h)	—	870	—
Other(i)	1,375	1,258	1,478
Tax impact of adjustments to net income (loss)(j)	(1,110)	2,383	(10,810)
Tax impact related to the cancellation of the one-time CEO grant(e)	—	9,338	—
Tax benefit related to special one-time IPO bonus stock option exercises(k)	(67)	(13)	(593)
Adjusted Net Income, as reported	173,565	36,935	86,029
Illustrative impact of ASC 842(l)	—	—	(8,789)
Adjusted Net Income, as recast	$173,565	$36,935	$77,240
(a)	For fiscal year 2021, represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill. For fiscal year 2020, represents non-cash impairment charges of $250.0 million related to impairment of goodwill and $5.2 million in connection with store closure and relocation decisions.

(b)	As of January 27, 2019, we fully recognized the gains on sale-leaseback transactions on the consolidated statements of operations in accordance with ASC 842.

(c)	Non-cash stock-based compensation expense associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance. The IPO grant was made in addition to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors and was made to reward certain senior executives for historical performance and allow them to benefit from future successful outcomes for certain existing stockholders.

(d)	Payroll tax expense related to stock option exercises associated with the IPO grant, which we do not consider in our evaluation of our ongoing performance.

(e)	Non-cash stock-based compensation expense associated with the one-time CEO grant, which we do not consider in our evaluation of our ongoing performance. The one-time CEO grant vested and was fully recognized in the second fiscal quarter 2019. The one-time CEO grant was cancelled for no consideration resulting in the recognition of $9.3 million of deferred tax expense during the third quarter of fiscal year 2020.

(f)	Costs related to the CFO Transition in the third and fourth quarters of fiscal year 2019.

(g)	One-time loss incurred related to the acquisition of land for the purposes of building a new store in fiscal year 2020 that had a pre-existing unusable structure on the premises that was demolished.

(h)	Includes certain employee related costs incurred as part of restructuring our merchandising department.

(i)	Other adjustments include amounts our management believes are not representative of our ongoing operations. In fiscal year 2021, costs related primarily to the write-off of certain site selection costs that occurred as a result of the COVID-19 pandemic.

(j)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net (loss) income, the adjusted effective tax rate for fiscal years 2021, 2020 and 2019 was 20.2%, 23.7% and 11.7%, respectively.

(k)	Represents the income tax benefit related to stock option exercises associated with the IPO grant.

(l)	Represents the necessary adjustments to reflect management’s estimates of the impact of ASC 842 on fiscal year 2019 results, which requires, among other things, a change to the accounting treatment of sale-leaseback transactions and the reclassification of certain of our financing obligations.

Matters Affecting Comparability

As a result of the COVID-19 pandemic, our stores and distribution centers were closed or operated in a limited capacity during the first fiscal quarter and into the beginning of the second fiscal quarter 2021. During this period of lost revenues, we continued to incur expenses relating to our stores, distribution centers and home office. Once our stores reopened, we experienced a significant increase in foot traffic and sales that we believe was impacted by a number of macroeconomic and consumer trends in response to the COVID-19 pandemic, such as strong home sales, nesting and de-urbanization and pent-up demand for home décor products and may have been impacted by the U.S. stimulus payments in fiscal year 2021. As a result, our fiscal year 2021 results in particular may not be indicative of results for future periods, including if current favorable trends do not continue or are offset by other adverse impacts, and comparisons as a percentage of sales and year-over-year trends may not be meaningful for certain financial statement items for the fiscal year ended January 30, 2021. See “—Trends and Other Factors Affecting Our Business” for more information.

Fiscal Year Ended January 30, 2021 Compared to Fiscal Year Ended January 25, 2020

Net Sales

Net sales increased $372.1 million, or 27.3%, to $1,737.1 million for the fiscal year ended January 30, 2021 from $1,365.0 million for the fiscal year ended January 25, 2020. Comparable store sales increased $244.3 million, or 19.4%, during the fiscal year 2021. The increase was primarily driven by increased demand as a result of continuing macroeconomic trends as well as our successful execution of several internal initiatives, including the continued roll-out of our omnichannel offerings. The increase was partially offset by lost sales during the first fiscal quarter 2021 and into the beginning of the second fiscal quarter 2021 due to mandated store closures. The fiscal year ended January 30, 2021 had 53 weeks and this additional week contributed approximately $31.4 million in additional net sales during the period. Excluding the impact of the 53rd week, net sales increased 25.0% during the fiscal year ended January 30, 2021 compared to the fiscal year ended January 25, 2020.

Cost of Sales

Cost of sales increased $158.4 million, or 16.2%, to $1,135.5 million for the fiscal year ended January 30, 2021 from $977.1 million for the fiscal year ended January 25, 2020. This increase was primarily driven by the 27.3% increase in net sales, inclusive of the addition of the 53rd week, for the fiscal year ended January 30, 2021 compared to the fiscal year ended January 25, 2020, which resulted in a $137.3 million increase in merchandise costs. The increase was also due to a $21.2 million increase in store occupancy costs, net of rent abatements received from lessors of $2.3 million during the COVID-19 pandemic as a result of new store openings and sale-leaseback transactions since January 25, 2020.

Gross Profit and Gross Margin

Gross profit was $601.6 million for the fiscal year ended January 30, 2021, an increase of $213.6 million from $388.0 million for the fiscal year ended January 25, 2020. The increase in gross profit was primarily driven by the increase in sales, inclusive of the addition of the 53rd week, during fiscal year 2021. Gross margin increased 620 basis points to 34.6% for the fiscal year ended January 30, 2021 from 28.4% of net sales for the fiscal year ended January 25,

2020. The increase was primarily driven by leverage on occupancy costs and depreciation expense as a result of increased sales, product margin expansion and a decrease in freight expenses and distribution center costs as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $348.2 million for the fiscal year ended January 30, 2021 compared to $302.3 million for the fiscal year ended January 25, 2020, an increase of $45.9 million or 15.2%. As a percentage of sales, SG&A decreased 210 basis points for the fiscal year ended January 30, 2021 to 20.0% from 22.1% for the fiscal year ended January 25, 2020, primarily due to the increase in sales and our efforts to curtail spending in the first and second quarters of fiscal year 2021 amid the COVID-19 pandemic, which was partially offset by an increase in incentive compensation.

Selling, general and administrative expenses include corporate overhead expenses, which increased by $25.3 million, primarily driven by an increase in incentive and equity-based compensation as well as other administrative costs, partially offset by a reduction in home office spend in the first and second quarters of fiscal year 2021 due to the COVID-19 pandemic. Selling, general and administrative expenses also include expenses related to store operations, which increased by $22.8 million, primarily driven by increases in store labor, incentive compensation and other administrative costs, partially offset by a reduction in pre-opening costs.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $42.7 million for the fiscal year ended January 30, 2021 compared to $44.9 million for the fiscal year ended January 25, 2020, a decrease of $2.2 million or 4.9%. The decrease was driven by our efforts to curtail our advertising spend in the first and second quarters of fiscal year 2021 amid the COVID-19 pandemic.

Impairment Charges

During the fiscal year ended January 30, 2021, we recognized a non-cash impairment charge of $319.7 million related to full impairment of goodwill. During the fiscal year ended January 25, 2020, we recognized non-cash impairment charges of $250.0 million related to impairment of goodwill and $5.2 million in connection with store closure and relocation decisions. See “—Critical Accounting Policies and Use of Estimates” for more information.

Interest Expense, Net

Interest expense, net decreased to $28.5 million for the fiscal year ended January 30, 2021 from $31.8 million for the fiscal year ended January 25, 2020, a decrease of $3.3 million. The decrease in interest expense was primarily due to lower average borrowings under our ABL Facility and the repayment of our Term Loan in full, partially offset by interest incurred on our Notes and FILO Loans.

Loss on Extinguishment of Debt

During the fiscal year ended January 30, 2021, we recognized a loss on extinguishment of debt of $3.2 million resulting primarily from the write-off of unamortized deferred debt issuance costs in connection with the Term Loan repayment. We did not incur losses on extinguishment of debt during the fiscal year ended January 25, 2020.

Income Tax Provision

Income tax expense was $42.8 million for the fiscal year ended January 30, 2021 compared to income tax expense of $23.2 million for the fiscal year ended January 25, 2020. The effective tax rate for the fiscal year ended January 30, 2021 was (40.1)% compared to (12.1)% for the fiscal year ended January 25, 2020. The effective tax rate for the fiscal year ended January 30, 2021 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $6.8 million from a tax loss carryback under the CARES Act and to a lesser extent the impact of state and local income taxes. The effective tax rate for the fiscal year ended January 25, 2020 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, $9.8 million of tax expense realized in connection with stock-based compensation primarily related to the cancellation of the one-time CEO grant and, to a lesser extent, the impact of state and local income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash generated by operating activities, proceeds from sale-leaseback transactions and borrowings under our ABL Facility and debt offerings (as described in “—Term Loan Facility” and “—8.750% Senior Secured Notes due 2025”). Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our ABL Facility. Our primary cash needs are for day-to-day operations, to provide for infrastructure investments in our stores (including remodeling), to invest in future projects related to omnichannel activities, to finance new store openings and relocations, to pay interest and principal on our indebtedness and to fund working capital requirements for seasonal inventory builds and new store inventory purchases.

The availability of liquidity from the sources described herein are subject to a range of risks and uncertainties, including those discussed under “Item 1A. Risk Factors”.

As of January 30, 2021, we had $125.8 million of cash and cash equivalents, no borrowings outstanding under the ABL Facility revolving credit loans and $312.6 million in borrowing availability under our ABL Facility. At that date, there were $1.2 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them. On June 12, 2020, the ABL Facility was amended to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis. See “—Asset-Based Lending Credit Facility”.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 30, 2021 were approximately $39.7 million and consisted primarily of new store openings, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of approximately $32.5 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2021, we opened seven new stores. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and proceeds from our ABL Facility.

In response to the COVID-19 pandemic, in March 2020 we temporarily closed all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. All of our stores were fully open to foot traffic in June 2020. We took swift and decisive action to preserve liquidity, including temporarily suspending new store openings, collaborating with our vendors on payment terms and reducing non-essential expenses and inventory flows during the first and second fiscal quarters 2021. While we have resumed close to normal operations as of January 30, 2021, have resumed new store openings in the first fiscal quarter 2022 and intend to grow our store base at a rate of approximately 10% beginning in fiscal year 2023, there can be no assurance that these efforts will not be impacted by the uncertainties surrounding the COVID-19 pandemic. Any further curtailment of our store operations or delays in store openings could have a material adverse effect on the execution of our growth strategy and our business, financial condition and results of operations.

Based on our growth plans, we believe that our current cash position, net cash provided by operating activities, borrowings under our ABL Facility and sale-leaseback transactions will be adequate to finance our operations, planned capital expenditures, working capital requirements and debt service obligations over the next twelve months and for the foreseeable future thereafter. However, if cash flows from operations and borrowings under our ABL Facility are not sufficient or available to meet our operating requirements, including as a result of further restrictions on store operations in future periods, we could be required to obtain additional financing in the near future. We may not be able to obtain equity or additional debt financing in the future when we need it or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.

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

From time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our Notes, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis.

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

See “Item 1A. Risk Factors — Risks Relating to Our Business and Strategy—We are subject to risks associated with leasing substantial amounts of space, as well as our sale-leaseback strategy”.

Term Loan Facility

On June 5, 2015, our indirect wholly owned subsidiary, At Home III, entered into the first lien credit agreement (as amended from time to time), by and among At Home III, At Home II, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent, which provided for a term loan in an aggregate principal amount of $350 million (the “Term Loan”) maturing on June 3, 2022. On August 20, 2020, in connection with the issuance of the Notes, we used the net proceeds of the issuance of the Notes together with cash on our balance sheet to repay in full the principal amount of indebtedness outstanding under the Term Loan. The repayment resulted in a loss on extinguishment of debt in the amount of $3.2 million, which was recognized during the fiscal year ended January 30, 2021.

Asset-Based Lending Credit Facility

In October 2011, we entered into the ABL Facility, which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the ABL Agreement from time to time to, among other things, increase the aggregate revolving commitments available thereunder. After giving effect to prior amendments to the ABL Agreement, the ABL Agreement currently provides for (i) aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million and (ii) the FILO Loans. The ABL Agreement was recently further amended to extend the maturity date of the revolving credit loans under the ABL Facility as described below. For more information on the FILO Loans, see “Note 6 – Long-Term Debt”.

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

As of January 30, 2021, we had no borrowings in respect of the revolving credit loans under the ABL Facility, approximately $1.2 million in face amount of letters of credit had been issued and we had availability of approximately $312.6 million. As of January 30, 2021, we were in compliance with all covenants prescribed in the ABL Facility.

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability; provided that a 1.00% interest rate floor is applicable to all revolving credit loans irrespective of rate used. The effective interest rate was approximately 2.60%, 4.00% and 3.80% for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. The ABL Agreement includes a minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). As of January 30, 2021, the minimum availability required by the covenant was $35.0 million. The ABL Agreement includes a mandatory prepayment provision requiring the ABL

Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Net Cash Provided by Operating Activities	$422,736	$105,597	$86,334
Net Cash Used in Investing Activities	(39,741)	(123,464)	(209,123)
Net Cash (Used in) Provided by Financing Activities	(269,203)	16,486	127,730
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	113,792	(1,381)	4,941

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $422.7 million for the fiscal year ended January 30, 2021 compared to $105.6 million during the fiscal year ended January 25, 2020. The $317.1 million increase in cash provided by operating activities was primarily due to increased sales and a reduction in inventory purchases during the fiscal year ended January 30, 2021 and a decrease of $11.3 million in cash paid for interest, partially offset by an increase of $7.9 million in cash paid for taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities was $39.7 million for the fiscal year ended January 30, 2021 compared to $123.5 million for the fiscal year ended January 25, 2020. The $83.8 million decrease in cash used in investing activities was driven by a decrease in net capital expenditures related to the temporary suspension of new store openings due to the COVID-19 pandemic, which was partially offset by lower sale-leaseback proceeds during the fiscal year ended January 30, 2021 compared to the fiscal year ended January 25, 2020. Capital expenditures of $72.3 million for the fiscal year ended January 30, 2021 consisted of $51.2 million invested in new store growth with the remaining $21.1 million consisting of investments in information technology related to omnichannel and other initiatives, maintenance expenditures and existing stores.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $269.2 million for the fiscal year ended January 30, 2021 compared to net cash provided by financing activities of $16.5 million for the fiscal year ended January 25, 2020. The increase in cash used in financing activities of $285.7 million was primarily due to the $336.0 million payoff of our Term Loan and a $250.3 million decrease in net borrowings under our ABL Facility, which was partially offset by an increase in net proceeds from the issuances of the Notes and FILO Loans.

Contractual Obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 30, 2021, our contractual cash obligations over the next several periods were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease commitments(1)	$1,981,774	$160,665	$328,353	$330,209	$1,162,547
Finance lease commitments(1)	24,548	1,981	3,586	3,481	15,500
Long-term debt obligations(2)	313,925	3,658	35,267	275,000	—
Estimated interest payments(3)	128,174	28,692	50,622	48,860	—
Purchase commitments(4)	9,400	3,475	5,225	700	—
Contractual tax obligations(5)	600	600	—	—	—
Total	$2,458,421	$199,071	$423,053	$658,250	$1,178,047
(1)	Our operating and finance lease commitments include leases for property used in our operations.
(2)	Long-term debt obligations include principal payments due under the Notes, FILO Loans and note payable.
(3)	Estimated interest payments includes future interest payments on outstanding obligations under the Notes, FILO Loans and note payable.
(4)	Includes commitments related to future inventory purchases.
(5)	Represents the liability reported in accordance with the provisions of ASC 740 (Topic 740 “Income Taxes”). For further information related to unrecognized tax benefits, see “Note 9 – Income Taxes” to the consolidated financial statements included in this report.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in “Note 1—Nature of Operations and Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this report.

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

Physical inventory counts are typically performed for our stores at least once per year by a third-party inventory counting service for stores that have been in operation for at least one year. Due to the COVID-19 pandemic, a majority of stores, but not all, were counted during fiscal year 2021. Inventory records are adjusted to reflect actual inventory counts and any resulting shortage (“shrinkage”) is recognized. Reserves for shrinkage are estimated and recorded throughout the fiscal year as a percentage of net sales based on the most recent physical inventory, in combination with historical experience. We have loss prevention programs and policies in place intended to mitigate shrinkage. A 10% increase in our estimated shrinkage reserve rate would have affected net loss by approximately $1.9 million for fiscal year 2021. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

Goodwill

Goodwill is tested for impairment at the operating segment level at least annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. Our regular annual goodwill impairment testing has historically been performed during the fourth quarter of the fiscal year, with effect from the beginning of the fourth quarter. We have only one operating segment and we do not have a reporting unit that exists below our operating segment. If the fair value of the operating segment is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down for this difference. We measure the fair value of the operating segment using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets. The income approach, using the discounted cash flow method, includes key factors used in the valuation of the Company (a Level 3 valuation) which include, but are not limited to, management's plans for future operations, recent operating results, income tax rates and discounted projected future cash flows. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit. The market approach includes market multiples of peer companies and recent transactions (a Level 3 input).

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

During the first quarter of fiscal year 2021, because we continued to experience a decline in operating performance, substantially driven by the global outbreak of COVID-19 and a sustained decline in our market capitalization, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the test results, we concluded that goodwill was fully impaired as of April 25, 2020 and recognized an impairment charge of $319.7 million during the fiscal year ended January 30, 2021.

During the fourth quarter of fiscal year 2020, because we experienced a decline in operating performance, a sustained decline in our market capitalization and a downgrade of our Term Loan by certain rating agencies, we conducted an interim impairment testing of goodwill. Based on the results of our impairment test performed, we recognized a goodwill impairment charge of $250.0 million for the fiscal year ended January 25, 2020. No impairment of goodwill was recognized during the fiscal year ended January 26, 2019.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit, the use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate and sales growth rate used to calculate the net present value of projected future cash flows could materially increase or decrease our estimates of fair value. A 10% increase in our projected net cash flows or a 100 basis point decrease in the discount rate, in each case, would not have changed the conclusion of full impairment of goodwill for fiscal year 2021.

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

To estimate store-specific future cash flows, we make assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. Stores that are owned by us are further evaluated taking into consideration the fair market value of the property compared to the carrying value of the assets. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store's execution of its operating plan and other local market conditions. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment.

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. No impairment of long-term assets was recognized during the fiscal years ended January 30, 2021 and January 26, 2019. During the fiscal year ended January 25, 2020, we recognized a non-cash impairment charge of $5.2 million in connection with store closure and relocation decisions.

We test our indefinite-lived trade name intangible asset annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The carrying value of the At Home trade name as of January 30, 2021 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019.

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

A 10% increase in our expected volatility would have increased the fair value of our options granted during fiscal year 2021 by approximately $0.9 million.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our common stock on the date of grant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our revolving credit loans and FILO Loans under the ABL Facility, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of January 30, 2021, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by a nominal amount. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by approximately $2.8 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Foreign Currency Risk

During the fiscal year ended January 30, 2021, we purchased approximately 65% of our merchandise from suppliers in foreign countries, however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Consolidated Financial Statements” on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-35 and are incorporated herein by reference.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2021. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our definitive proxy statement to be filed with respect to the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 – Election of Class II Directors,” “Board Matters – The Board of Directors – Other Matters,” “Board Matters – Director Background and Qualifications,” “Board Matters – Committees of the Board,” “Board Matters – Corporate Governance,” “Executive Officers,” “Additional Information – Delinquent Section 16(a) Reports” and “Additional Information – Presentation of Stockholder Proposals and Nominations at 2022 Annual Meeting.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Board Matters – Board Substantially Composed of Independent Directors” and “Certain Relationships and Related Party Transactions.”

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

See “Index to Consolidated Financial Statements” on page F-1.

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of At Home Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of At Home Group Inc. (the Company) as of January 30, 2021 and January 25, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and January 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2020 as a result of the modified retrospective adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if impairment indicators arise, at the operating segment level. During the year ended January 30, 2021, the Company recorded a $319.7 million goodwill impairment charge.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the operating segment. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the revenue growth rate, discount rate, operating margins and capital expenditures, many of which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s operating segment, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved a valuation specialist to assist in our evaluation of the Company’s model, valuation methodology and significant assumptions. We compared the significant assumptions used by management to current industry trends and evaluated whether changes to the Company’s business model and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the operating segment that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the operating segment to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

March 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of At Home Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited At Home Group Inc.’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, At Home Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of January 30, 2021 and January 25, 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated March 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

March 24, 2021

AT HOME GROUP INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 30, 2021	January 25, 2020
Assets
Current assets:
Cash and cash equivalents	$125,842	$12,082
Inventories, net	364,473	417,763
Prepaid expenses	13,456	10,693
Income taxes receivable	22,223	1,672
Other current assets	11,619	5,962
Total current assets	537,613	448,172
Operating lease right-of-use assets	1,289,991	1,176,920
Property and equipment, net	688,295	714,188
Goodwill	—	319,732
Trade name	1,458	1,458
Debt issuance costs, net	5,264	1,218
Restricted cash	35	3
Noncurrent deferred tax asset	—	16,815
Other assets	2,257	1,041
Total assets	$2,524,913	$2,679,547
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$130,327	$119,191
Accrued and other current liabilities	184,850	112,804
Revolving line of credit	—	235,670
Current portion of operating lease liabilities	78,634	65,188
Current portion of long-term debt	4,563	4,862
Total current liabilities	398,374	537,715
Operating lease liabilities	1,315,625	1,195,564
Long-term debt	314,300	334,251
Deferred income taxes	9,716	—
Other long-term liabilities	2,738	3,406
Total liabilities	2,040,753	2,070,936
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 65,342,489 and 64,106,061 shares issued and outstanding, respectively	653	641
Additional paid-in capital	682,304	657,038
Accumulated deficit	(198,797)	(49,068)
Total stockholders' equity	484,160	608,611
Total liabilities and stockholders' equity	$2,524,913	$2,679,547

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Net sales	$1,737,063	$1,365,035	$1,165,899
Cost of sales	1,135,450	977,083	780,048
Gross profit	601,613	387,952	385,851

Operating expenses
Selling, general and administrative expenses	348,203	302,300	303,453
Impairment charges	319,732	255,230	—
Depreciation and amortization	8,775	7,626	6,363
Total operating expenses	676,710	565,156	309,816
(Loss) gain on sale-leaseback	(115)	17,742	—

Operating (loss) income	(75,212)	(159,462)	76,035
Interest expense, net	28,493	31,801	27,056
Loss on extinguishment of debt	3,179	—	—
(Loss) income before income taxes	(106,884)	(191,263)	48,979
Income tax provision (benefit)	42,845	23,172	(17)
Net (loss) income	$(149,729)	$(214,435)	$48,996

Earnings per share:
Net (loss) income per common share:
Basic	$(2.32)	$(3.35)	$0.78
Diluted	$(2.32)	$(3.35)	$0.74
Weighted average shares outstanding:
Basic	64,426,355	63,975,633	62,936,959
Diluted	64,426,355	63,975,633	66,299,646

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance, January 27, 2018	61,423,398	$614	$572,488	$17,777	$590,879
Stock-based compensation	-	-	49,526	-	49,526
Exercise of stock options and other awards	2,186,286	22	21,663	-	21,685
Net income	-	-	-	48,996	48,996
Balance, January 26, 2019	63,609,684	636	643,677	66,773	711,086
Adoption of ASU No. 2016-02, Leases (ASC 842), net of $32,743 in deferred taxes	-	-	-	98,594	98,594
Balance, January 26, 2019, as adjusted	63,609,684	636	643,677	165,367	809,680
Stock-based compensation	-	-	7,423	-	7,423
Exercise of stock options and other awards	496,377	5	5,938	-	5,943
Net loss	-	-	-	(214,435)	(214,435)
Balance, January 25, 2020	64,106,061	641	657,038	(49,068)	608,611
Stock-based compensation	-	-	12,155	-	12,155
Exercise of stock options and other awards	1,236,428	12	13,111	-	13,123
Net loss	-	-	-	(149,729)	(149,729)
Balance, January 30, 2021	65,342,489	$653	$682,304	$(198,797)	$484,160

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Operating Activities
Net (loss) income	$(149,729)	$(214,435)	$48,996
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	71,441	69,418	56,529
Non-cash lease expense	79,435	68,009	—
Impairment charges	319,732	255,230	—
Loss on extinguishment of debt	3,179	—	—
Non-cash interest expense	4,004	2,251	2,181
Loss (gain) on sale-leaseback	115	(17,742)	—
Amortization of deferred gain on sale-leaseback	—	—	(8,751)
Deferred income taxes	26,531	3,247	(19,244)
Stock-based compensation	12,155	7,423	49,526
Other non-cash losses, net	2,059	1,398	553
Changes in operating assets and liabilities:
Inventories	53,290	(35,740)	(112,179)
Prepaid expenses and other current assets	(29,396)	(1,619)	989
Other assets	(1,216)	(96)	(629)
Accounts payable	18,166	4,149	29,261
Accrued liabilities	71,970	3,356	19,156
Operating lease liabilities	(59,000)	(39,252)	—
Deferred rent	—	—	19,946
Net cash provided by operating activities	422,736	105,597	86,334
Investing Activities
Purchase of property and equipment	(72,286)	(246,758)	(357,521)
Net proceeds from sale of property and equipment	32,545	123,294	148,398
Net cash used in investing activities	(39,741)	(123,464)	(209,123)
Financing Activities
Payments under lines of credit	(465,370)	(876,510)	(721,177)
Proceeds from lines of credit	229,700	891,170	780,187
Payment of Term Loan	(335,982)	(3,518)	(3,000)
Payment of debt issuance costs	(18,255)	(160)	(1,009)
Payments on long-term debt	(3,083)	(439)	(316)
Proceeds from issuance of long-term debt	310,664	—	50,000
Payments on financing obligations	—	—	(265)
Proceeds from financing obligations	—	—	1,625
Proceeds from stock, including tax	13,123	5,943	21,685
Net cash (used in) provided by financing activities	(269,203)	16,486	127,730
Increase (decrease) in cash, cash equivalents and restricted cash	113,792	(1,381)	4,941
Cash, cash equivalents and restricted cash, beginning of period	12,085	13,466	8,525
Cash, cash equivalents and restricted cash, end of period	$125,877	$12,085	$13,466

Supplemental Cash Flow Information
Cash paid for interest	$18,712	$29,964	$23,297
Cash paid for income taxes	$37,171	$29,246	$17,013
Supplemental Information for Non-cash Investing and Financing Activities
(Decrease) increase in current liabilities of property and equipment	$(7,195)	$(10,415)	$14,297
Property and equipment acquired under finance lease	$15,177	$—	$—
Property and equipment reduction due to sale-leaseback	$—	$—	$(111,932)
Property and equipment additions due to build-to-suit lease transactions	$—	$—	$13,679

See Notes to Consolidated Financial Statements.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Description of Business

At Home is a home décor superstore focused exclusively on providing a broad assortment of everyday and seasonal products for any room, in any style, for any budget. As of January 30, 2021, we operated 219 home décor superstores in 40 states, primarily in the South Central, Southeastern, Mid-Atlantic and Midwestern regions of the United States. At Home is owned and operated by At Home Group Inc. and its wholly-owned subsidiaries. All references to “we”, “us”, “our” and the “Company” and similar expressions are references to At Home Group Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2021” relate to the 53 weeks ended January 30, 2021, references herein to “fiscal year 2020” relate to the 52 weeks ended January 25, 2020, and references herein to “fiscal year 2019” relate to the 52 weeks ended January 26, 2019.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation within the consolidated financial statements and the accompanying notes, including that the repayment of Term Loan is now separated from payments on long-term debt within financing activities on the consolidated statements of cash flows. This reclassification had no effect on previously reported results of operations or retained earnings.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Segment Information

Management has determined that we have one operating segment, and therefore, one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis. All of our assets are located in and all of our revenue is derived in the United States.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less as well as credit card receivables. At January 30, 2021, our cash and cash equivalents were comprised primarily of cash from operations and credit card receivables. At January 25, 2020, our cash and cash equivalents were comprised primarily of credit card receivables.

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

	January 30, 2021	January 25, 2020

Cash and cash equivalents	$125,842	$12,082
Restricted cash	35	3
Cash, cash equivalents and restricted cash	$125,877	$12,085

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

Physical inventory counts are typically performed for all of our stores at least once per year by a third-party inventory counting service. Due to the COVID-19 pandemic, a majority of stores, but not all, were counted during fiscal year 2021. Inventory records are adjusted to reflect actual inventory counts and any resulting shortage (“shrinkage”) is recognized. Reserves for shrinkage are estimated and recorded throughout the fiscal year as a percentage of sales based on the most recent physical inventory, in combination with historical experience. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal year exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Vendor support reduces our inventory costs based on the underlying provisions of the agreement. Vendor compliance charges are recorded as a reduction of the cost of merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation of property and equipment other than leasehold improvements is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term, including renewals determined to be reasonably assured, or the estimated useful life of the related improvement. Amortization of property under finance leases is on a straight-line basis over the lease term and is included in depreciation expense.

We expense all costs for internal-use software and hosting arrangements related to a service contract incurred in the preliminary project stage. Certain direct costs incurred at later stages and associated with the development and purchase of internal-use software and hosting arrangements related to a service contract, including external costs for services and internal payroll costs related to the software project, are capitalized within property and equipment in the accompanying consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the asset, generally between three and five years. For the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, we capitalized costs of $5.4 million, $9.7 million and $3.1 million, respectively. Amortization expense related to capitalized costs totaled $6.8 million, $6.0 million and $4.9 million during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

We capitalize major replacements and improvements and expense routine maintenance and repairs as incurred. We remove the cost of assets sold or retired and the related accumulated depreciation or amortization from the consolidated balance sheets and include any resulting gain or loss in the accompanying consolidated statements of operations.

Capitalized Interest

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Our capitalized interest cost was approximately $1.9 million, $2.1 million and $3.1 million for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

At January 30, 2021, the fair value of our $275.0 million aggregate principal amount of 8.750% Senior Secured Notes maturing on September 1, 2025 (the “Notes”) was $301.1 million, which was approximately $26.1 million above the carrying value of $275.0 million. Fair value for the Notes was determined using Level 2 inputs.

At January 30, 2021, the fair value of our fixed rate mortgage due August 22, 2022 approximated the carrying value of $5.7 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

Goodwill

Goodwill is tested for impairment at the operating segment level at least annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. Our regular annual goodwill impairment testing has historically been performed during the fourth quarter of the fiscal year, with effect from the beginning of the fourth quarter. We have only one operating segment and we do not have a reporting unit that exists below our operating segment. If the fair value of the operating segment is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down for this difference. We measure the fair value of the operating segment using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets. The income approach, using the discounted cash flow method, includes key factors used in the valuation of the Company (a Level 3 valuation) which include, but are not limited to, management's plans for future operations, recent operating results, income tax rates and discounted projected future cash flows. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit. The market approach includes market multiples of peer companies and recent transactions (a Level 3 input).

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

During the first fiscal quarter of fiscal year 2021, because we continued to experience a decline in operating performance and a sustained decline in our market capitalization substantially driven by the global outbreak of COVID-19, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the results of that test, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million, which is presented on the consolidated statement of operations for the fiscal year ended January 30, 2021. The projected cash flows used in the income approach for assessing goodwill valuation include numerous assumptions such as, sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures; all of which are derived from our long-term forecasts. Additionally, the

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

During the fourth quarter of fiscal year 2020, because we experienced a decline in operating performance, a sustained decline in our market capitalization and a downgrade of our Term Loan by certain rating agencies, we conducted an interim impairment testing of goodwill. Based on the results of our impairment test performed, we recognized a goodwill impairment charge of $250.0 million for the fiscal year ended January 25, 2020.

No impairment of goodwill was recognized during the fiscal year ended January 26, 2019.

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

To estimate store-specific future cash flows, we make assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. Stores that are owned by us are further evaluated taking into consideration the fair market value of the property compared to the carrying value of the assets. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store's execution of its operating plan and other local market conditions. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment.

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store's assets are not recoverable. The impairment loss would be recognized in the amount by which the carrying amount of a long-lived asset exceeds its fair value, excluding assets that can be redeployed. No impairment of long-term assets was recognized during the fiscal years ended January 30, 2021 and January 26, 2019. During the fiscal year ended January 25, 2020, we recognized a non-cash impairment charge of $5.2 million in connection with store closure and relocation decisions.

We test our indefinite-lived trade name intangible asset annually for impairment or more frequently if impairment indicators arise. If the fair value of the indefinite-lived intangible asset is lower than its carrying amount, the asset is written down to its fair value. The fair value of our trade name (a Level 3 valuation) was calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The carrying value of the At Home trade name as of January 30, 2021 is approximately $1.5 million. No impairment of our indefinite-lived trade name intangible asset was recognized during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019.

Debt Issuance Costs

Debt issuance costs are costs incurred in connection with obtaining or modifying financing arrangements. These costs are capitalized as a direct deduction from the carrying value of the debt, other than costs incurred in conjunction with our line of credit, which are capitalized as an asset, and amortized over the term of the respective debt agreements.

Total amortization expense related to debt issuance costs was approximately $3.9 million, $2.2 million and $1.8 million for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Insurance Liabilities

We were fully insured for commercial general liability claims during the fiscal year ended January 30, 2021. We were fully insured for workers’ compensation claims through November 30, 2020 and purchased insurance coverage that limited our aggregate exposure for individual claims to $250,000 per claim beginning on December 1, 2020.

We utilize a combination of commercial insurance and self-insurance for employee-related health care plans. The cost of our health care plan is borne in part by our employees. We purchase insurance coverage that limits our aggregate exposure for individual claims to $175,000 per employee-related health care claim.

Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for workers' compensation are determined through the use of actuarial studies. Due to the judgments and estimates utilized in determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur.

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned within 60 days from the purchase date and provide a reserve for estimated returns. See “Note 8—Revenue Recognition”.

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

Store Pre-Opening Costs

We expense pre-opening costs for new stores as they are incurred. During the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, store pre-opening costs were approximately $17.6 million, $26.7 million and $21.7 million, respectively. Store pre-opening costs, such as occupancy expenses, advertising and labor are primarily included in selling, general and administrative expenses.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Marketing and Advertising

Marketing and advertising costs, exclusive of store pre-opening marketing and advertising expenses discussed above, include billboard, newspaper, radio, digital and other advertising mediums. Marketing and advertising costs are expensed when first run and included in selling, general and administrative expenses. Total marketing and advertising expenses were approximately $42.7 million, $44.9 million and $34.9 million for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

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

We estimate fair value of each stock option grant on the date of grant based upon the Black-Scholes option pricing model, with the exception of a special one-time initial public offering transaction bonus grant which was valued on the date of grant using the Monte Carlo simulation method. For restricted stock unit awards and performance stock unit awards, grant date fair value is determined based upon the closing trading value of our common stock on the New York Stock Exchange (the “NYSE”) on the date of grant and our forfeiture assumptions are estimated based on historical experience.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

2.    Property and Equipment

Property and equipment consists of the following (in thousands):

	January 30, 2021	January 25, 2020

Land	$58,271	$67,674
Buildings	110,606	119,302
Computer hardware and software	80,141	67,508
Equipment, furniture and fixtures	202,508	190,568
Leasehold improvements	495,896	464,791
Construction in progress	59,336	52,364
	1,006,758	962,207
Less: accumulated depreciation and amortization	(318,463)	(248,019)
Property and equipment, net	$688,295	$714,188

Depreciation and amortization expense for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019 totaled approximately $71.4 million, $69.4 million and $56.5 million, respectively. Approximately $62.7 million, $61.8 million and $50.2 million of depreciation and amortization expense is included in cost of sales for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively. In addition, we recorded $5.2 million in impairment charges in connection with store closure and relocation decisions for the fiscal year ended January 25, 2020.

3.    Sale-Leaseback Transactions

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

In October 2018, we sold four of our properties in Gilbert, Arizona; Pearland, Texas; Richmond, Texas; and Rogers, Arkansas for a total of $56.5 million, resulting in a net gain of $3.1 million. Contemporaneously with the closing

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

of the sale, we entered into two leases pursuant to which we leased back the properties for cumulative initial annual rent of $3.8 million, subject to annual escalations. The leases are being accounted for as operating leases. Prior to the adoption of ASC 842, we deferred the net gain on the sale of the properties and included the deferred rent liabilities on our consolidated balance sheet. We amortized the gain to rent expense on a straight line basis. Upon adoption of ASC 842, the remaining deferred net gain has been recognized as a cumulative-effect adjustment to opening retained earnings for fiscal year 2020.

In July 2018, we sold three of our properties in Clarksville, Tennessee; Shreveport, Louisiana; and Wixom, Michigan for a total of $43.6 million, resulting in a net gain of $10.7 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.0 million, subject to annual escalations. The lease is being accounted for as an operating lease. Prior to the adoption of ASC 842, we deferred the net gain on the sale of the properties and included the deferred rent liabilities on our consolidated balance sheet. We amortized the gain to rent expense on a straight line basis. Upon adoption of ASC 842, the remaining deferred net gain has been recognized as a cumulative-effect adjustment to opening retained earnings for fiscal year 2020.

In February 2018, we sold four of our properties in Blaine, Minnesota; Fort Worth, Texas; Jackson, Mississippi; and Memphis, Tennessee for a total of $50.3 million, resulting in a net gain of $22.6 million. Contemporaneously with the closing of the sale, we entered into a lease pursuant to which we leased back the properties for cumulative initial annual rent of $3.4 million, subject to annual escalations. The lease is being accounted for as an operating lease. Prior to the adoption of ASC 842, we deferred the net gain on the sale of the properties and included the deferred rent liabilities on our consolidated balance sheet. We amortized the gain to rent expense on a straight line basis. Upon adoption of ASC 842, the remaining deferred net gain has been recognized as a cumulative-effect adjustment to opening retained earnings for fiscal year 2020.

4.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 30, 2021	January 25, 2020

Inventory in-transit	$30,553	$21,047
Accrued payroll and other employee-related liabilities	42,592	12,002
Accrued taxes, other than income	25,124	17,220
Accrued interest	11,304	5,346
Insurance liabilities	1,344	1,174
Gift card liability	10,732	9,224
Construction costs	5,231	7,090
Accrued inbound freight	27,511	19,803
Sales returns reserve	3,790	2,975
Accrued marketing	5,831	1,670
Accrued utilities	1,145	1,443
Other	19,693	13,810
Total accrued liabilities	$184,850	$112,804

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

5.    Revolving Line of Credit

In October 2011, we entered into a senior secured asset-based lending credit facility (the “ABL Facility”), which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the credit agreement that governs the ABL Facility (the “ABL Agreement”) from time to time to, among other things, increase the aggregate revolving commitments available thereunder. After giving effect to prior amendments to the ABL Agreement, the ABL Agreement currently provides for (i) aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million and (ii) a tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”). The ABL Agreement was recently further amended to extend the maturity date of the revolving credit loans under the ABL Facility as described below. For more information on the FILO Loans, see “Note 6 – Long-Term Debt”.

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

As of January 30, 2021, we had no borrowings outstanding in respect of the revolving credit loans under the ABL Facility, approximately $1.2 million in face amount of letters of credit had been issued and we had availability of approximately $312.6 million.

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability; provided that a 1.00% interest rate floor is applicable to all revolving credit loans irrespective of rate used. The effective interest rate was approximately 2.60%, 4.00% and 3.80% for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. The ABL Agreement includes a minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). As of January 30, 2021, the minimum availability required by the covenant was $35.0 million. The ABL Agreement includes a mandatory prepayment provision requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million. As of January 30, 2021 and January 25, 2020, we were in compliance with all covenants prescribed in the ABL Facility.

The ABL Facility is secured (a) on a first-priority basis by substantially all of the cash, cash equivalents, deposit accounts, accounts receivables, other receivables, inventory and certain related assets of the ABL Borrowers and the guarantors party to the ABL Agreement (collectively, the “ABL Priority Collateral”) of the ABL Borrowers and the

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 30, 2021	January 25, 2020

Senior Secured Notes	$275,000	$—
Term Loan	—	335,982
FILO Loans	33,250	—
Note payable, bank(a)	5,675	5,825
Obligations under finance leases	16,260	1,533
Total debt	330,185	343,340
Less: current maturities	4,563	4,862
Less: unamortized deferred debt issuance costs	11,322	4,227
Long-term debt	$314,300	$334,251
(a)	Matures August 22, 2022; $34.5 payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

Aggregate annual maturities of long-term debt, excluding finance lease obligations, are as follows (in thousands):

January 30, 2021

2022	$3,658
2023	35,267
2024	—
2025	—
2026	275,000
Thereafter	—
$313,925

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

Asset-Based Lending Credit Facility

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

The Notes and the related guarantees are secured (i) on a first-priority basis by the Notes Priority Collateral and (ii) on a second-priority basis by the ABL Priority Collateral, in each case subject to certain exceptions.

The restricted net assets of At Home Group's consolidated subsidiaries was $484.2 million as of January 30, 2021.

7.    Related Party Transactions

360 Holdings III Corp (“360 Holdings”) is a related party to us by virtue of common ownership through funds of AEA Investors LP, one of our significant stockholders. We are parties to a royalty agreement with 360 Holdings whereby we develop and sell branded product that incorporates intellectual property of 360 Holdings. Additionally, MerchSource LLC is a direct subsidiary of 360 Holdings (and together with 360 Holdings, “360 Brands”) from which we purchase inventory. On November 5, 2020, AEA Investors LP sold the remainder of its stockholdings and ceased to be a stockholder of the Company and 360 Brands is no longer a related party. For the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, we paid 360 Brands $2.5 million, $1.3 million and $0.5 million, respectively.

Merry Mabbett Inc. (“MMI”) is owned by Merry Mabbett Dean, who is the mother of Lewis L. Bird III, our Chairman and Chief Executive Officer. During the fiscal years ended January 25, 2020 and January 26, 2019, through MMI, we purchased certain fixtures, furniture and equipment that is now owned and used by us in our home office, new

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

store offices or in the product vignettes in the stores. In addition, Ms. Dean, through MMI, provided certain design services to us, including design for our home office, as well as design in our stores. We paid MMI approximately $0.3 million and $0.6 million for the fiscal years ended January 25, 2020 and January 26, 2019, respectively, primarily for fixtures, furniture and equipment. During the fourth quarter of fiscal year 2020, we made the decision to no longer utilize the services of or purchase fixtures, furniture and equipment from MMI.

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

As noted in “Note 1 – Nature of Operations and Summary of Significant Accounting Policies”, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Home furnishings	42%	43%	44%
Accent décor	53	53	52
Other	5	4	4
Total	100%	100%	100%

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

We recognized approximately $16.2 million, $16.3 million and $16.3 million in gift card redemption revenue for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019. Of the total gift card redemption revenue, $3.4 million, $3.6 million and $3.0 million for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $10.7 million and $9.2 million as of January 30, 2021 and January 25, 2020, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through At Home branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, we recognized approximately $3.1 million, $3.7 million and $3.2 million, respectively, in revenue from our credit card program within net sales when earned.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

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

9.    Income Taxes

Our income tax provision is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Current income tax expense
Federal	$12,572	$16,867	$16,620
State	3,743	3,058	2,607
Deferred income tax expense (benefit)
Federal	24,574	4,156	(16,343)
State	1,956	(909)	(2,901)
Income tax provision (benefit)	$42,845	$23,172	$(17)

Deferred tax assets and liabilities are determined based on the estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2021	January 25, 2020
Deferred tax assets
Inventory	$9,536	$12,566
Accruals	3,201	4,257
Net operating losses	377	109
Deferred compensation	7,854	7,370
Deferred revenue	829	986
Prepaid rent	1,376	1,452
Operating lease liabilities	311,184	310,817
Intangible assets	1,239	1,338
Other, net	653	722
Total deferred tax assets	336,249	339,617
Deferred tax liabilities
Property and equipment	(57,828)	(33,153)
Operating lease right-of-use assets	(288,001)	(289,537)
Trade name	(136)	(112)
Total deferred tax liabilities	(345,965)	(322,802)
Net deferred tax (liability) asset	$(9,716)	$16,815

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. We believe the cumulative pre-tax income is a significant piece of positive evidence that allows us to consider other subjective evidence such as future forecasted pre-tax income. For the fiscal years ended January 30, 2021 and January 25, 2020 after excluding impairment charges, and the fiscal year ended January 26, 2019, we continued to have three years of cumulative pre-tax income. In addition, taxable income exceeded pre-tax income for the fiscal years ended January 30, 2021 and January 25, 2020. We concluded that because of this positive evidence, as well as cumulative pre-tax income in recent fiscal years, it was more likely than not that our deferred tax assets would be realized in future years. Accordingly, during fiscal year 2021, we determined no valuation allowance was required.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

We had approximately $15.1 million and $3.0 million of state net operating loss carryforwards at January 30, 2021 and January 25, 2020, respectively. The state net operating losses begin to expire in fiscal year 2024. During fiscal year 2018, we determined that the valuation allowance for state net operating losses was no longer necessary as we expect to fully utilize all net operating loss carryforward prior to expiration.

The reconciliation between the actual income tax provision and the income tax provision calculated at the federal statutory tax rate is as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Income tax provision at the federal statutory rate	$(22,445)	$(40,165)	$10,286
Permanent differences	865	399	340
Impairment charges	67,144	52,500	—
State income taxes, net of federal income tax effect	4,541	1,843	(112)
Change in unrecognized tax benefits	(108)	(249)	(495)
Net operating loss carryback	(6,793)	—	—
Effect of the Tax Act	—	—	(524)
Executive compensation limitation	485	—	—
Equity-based compensation	(553)	9,115	(9,293)
Tax credits	(291)	(319)	(278)
Deferred adjustment	—	48	59
Income tax provision (benefit)	$42,845	$23,172	$(17)
Effective tax rate	(40.1)%	(12.1)%	(0.0)%

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

The total amount of unrecognized tax benefits as of January 30, 2021 was $0.6 million, $0.5 million of which would favorably impact the effective tax rate if resolved in our favor.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 30, 2021	January 25, 2020

Balance, beginning of period	$551	$716
Additions based on tax positions related to the current year	337	102
Additions based on tax positions related to the prior year	132	249
Subtractions based on tax positions related to the prior year	(10)	—
Settlements	(85)	(69)
Expiration of statute of limitations	(325)	(447)
Balance, end of period	$600	$551

We recognize accrued interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 30, 2021 and January 25, 2020, there was an immaterial amount in accrued penalties. As of January 30, 2021 and January 25, 2020, there was a nominal amount of accrued interest. In addition, we released a nominal amount in interest expense and penalties during fiscal year ended January 30, 2021 and $0.1 million during each of the fiscal years ended January 25, 2020 and January 26, 2019.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

In the normal course of business, we are subject to examination by taxing authorities in U.S. Federal and U.S. state jurisdictions. The period subject to examination for our federal return is fiscal year 2018 and later and fiscal year 2017 and later for all major state tax returns. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust the provision for income tax in the period such resolution occurs.

10.    Commitments and Contingencies

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” (“ASC 840”) and creates a new topic, ASC 842. ASC 842 requires lessees to recognize a right-of-use asset and an operating lease liability on the balance sheet for all operating leases (with the exception of short-term leases, as defined in ASC 842) at the lease commencement date and recognize expenses on the income statement in a similar manner to the legacy guidance in ASC 840. The operating lease liability is measured as the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the operating lease liability.

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

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of January 30, 2021, our material operating leases consist of our corporate headquarters, distribution centers and the majority of our store properties. We also have four real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the respective stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

The components of lease cost were as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020

Operating lease cost(a)	$161,060	$142,508
Variable lease cost	24,351	23,086
Finance lease cost:
Amortization of right-of-use assets	472	298
Interest on lease liabilities	707	129
Total lease cost(b)	$186,590	$166,021
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the fiscal years ended January 30, 2021 and January 25, 2020 was immaterial.

The table below presents additional information related to our leases as of January 30, 2021.

Weighted average remaining lease term
Operating leases	11.5	years
Finance leases	13.2	years
Weighted average discount rate
Operating leases	5.93%
Finance leases	6.50%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020

Cash paid for operating lease liabilities(a)	$130,976	$126,511
Right-of-use assets obtained in exchange for operating lease liabilities	$192,506	$310,818
Cash paid for finance lease liabilities	$519	$294
(a)	During the fiscal year ended January 30, 2021, we had negotiated rent deferral or abatement with certain lessors.

Maturities of lease liabilities were as follows as of January 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total

2022	$160,665	$1,981	$162,646
2023	164,839	1,854	166,693
2024	163,514	1,732	165,246
2025	164,843	1,766	166,609
2026	165,366	1,715	167,081
Thereafter	1,162,547	15,500	1,178,047
Total lease payments	1,981,774	24,548	2,006,322
Amount representing interest	(587,515)	(8,288)	(595,803)
Present value of lease liabilities	1,394,259	16,260	1,410,519
Less current obligations	(78,634)	(905)	(79,539)
Long-term lease obligations	$1,315,625	$15,355	$1,330,980

As of January 30, 2021, operating lease payments excluded approximately $105.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

In response to the COVID-19 pandemic, we began renegotiating certain store lease agreements in the first and second fiscal quarters 2021 to obtain rent relief in an effort to partially offset the negative financial impacts. On April 10, 2020, the FASB staff issued a question-and-answer document outlining guidance for lease concessions provided to lessees in response to the effects of the COVID-19 pandemic. This guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected this practical expedient in our accounting for any lease concessions provided in connection with our renegotiated lease agreements that did not result in a substantial increase in the rights of the lessor or obligations to the lessee. As a result of this election, we recognized rent abatement credits of approximately $2.3 million within variable lease costs for the fiscal year ended January 30, 2021 in our consolidated statements of operations and we have deferred the payment of approximately $13.9 million in operating lease costs as of January 30, 2021 with payback periods generally beginning in February 2021.

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11.    Employee Benefit Plan

Effective October 1, 2014, we sponsor a 401(k) Savings Plan for eligible employees. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 18 years of age and has completed six months of service. Participants may elect to contribute up to 100% of their compensation on a pre-tax basis subject to Internal Revenue Service (“IRS”) limitations. In accordance with the provisions of the 401(k) Savings Plan, we make a safe harbor matching cash contribution to the account of each participant in an amount equal to 100% of the participant's pre-tax contributions that do not exceed 3% of the participant's considered annual compensation plus 50% of the participant's pre-tax contributions between 3% and 5% of the participant's considered annual compensation, which are also subject to regulatory limits. Matching contributions, and any actual earnings thereon, vest to the participants immediately. Our matching contribution expenses were $1.5 million, $1.6 million and $1.3 million for the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

12.    Capital Stock

As of January 30, 2021, we had 500,000,000 shares of common stock authorized with a par value of $0.01, of which 65,342,489 were issued and outstanding. Additionally, as of January 30, 2021, we had 50,000,000 shares of preferred stock authorized with a par value of $0.01, of which no shares were issued and outstanding.

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

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the calculation of basic and diluted earnings per share as follows (dollars in thousands, except share and per share data):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Numerator:
Net (loss) income	$(149,729)	$(214,435)	$48,996

Denominator:
Weighted average common shares outstanding-basic	64,426,355	63,975,633	62,936,959
Effect of dilutive securities:
Stock options and restricted stock units	—	—	3,362,687
Weighted average common shares outstanding-diluted	64,426,355	63,975,633	66,299,646

Net (loss) income per common share:
Basic	$(2.32)	$(3.35)	$0.78
Diluted	$(2.32)	$(3.35)	$0.74

For the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, approximately 4,929,579, 7,695,386 and 2,029,602, respectively, of stock options and restricted stock units (“RSU”) were excluded from the calculation of diluted net (loss) income per common share since their effect was anti-dilutive, of which 436,569 and 601,672 stock options and RSUs would have been included as dilutive had we not recognized a net loss for the fiscal years ended January 30, 2021 and January 25, 2020, respectively.

14.    Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 (Topic 718, “Compensation—Stock Compensation”), which requires all stock-based payments to employees, including grants of employee stock options, RSUs and PSUs (defined below), to be recognized in the consolidated financial statements over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight-line basis over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

We have two equity compensation plans (the “Equity Plans”) under which we grant equity awards: the GRD Holding I Corporation Stock Option Plan, as may be amended from time to time (the “2012 Option Plan”), and the At Home Group Inc. Equity Incentive Plan, which was subsequently amended and restated and approved by the Board in July 2016 (the “2016 Equity Plan”). Pursuant to the 2012 Option Plan, 5,648,525 shares of common stock were initially authorized for the issuance of stock options to purchase shares of our common stock. Any shares issued under the 2012 Option Plan that expire, are cancelled, or otherwise terminate without issuance of the shares shall again be available for issuance. At January 30, 2021, there were 29,333 shares available for future grant under the 2012 Option Plan.

In September 2015, we adopted the 2016 Equity Plan, which was subsequently amended and restated and approved by the Board in July 2016. Under the 2016 Equity Plan, subject to any adjustment as provided in the 2016 Equity Plan, equity awards in respect of up to 6,196,755 shares of our common stock were initially authorized for issuance, consisting of (i) up to 2,478,702 shares (the “IPO Bonus Pool”) issuable pursuant to awards granted under the 2016 Equity Plan to senior executives of the Company in connection with the consummation of our initial public offering and (ii) up to 3,718,053 shares pursuant to awards granted under the 2016 Equity Plan (other than the IPO Bonus Pool) (the “Post-IPO Share Pool”). In June 2018, the 2016 Equity Plan was amended to increase the number of shares authorized to be granted within the Post-IPO Share Pool (as defined below) by 3,500,000 shares, resulting in an aggregate of up to 9,696,755 shares of common stock being authorized for issuance under the 2016 Equity Plan, of

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

which 7,218,053 were under the Post-IPO Share Pool. At January 30, 2021, there were 2,175,888 shares available for future grant under the 2016 Plan, of which all are part of the Post-IPO Share Pool.

On September 12, 2019, we made grants of 165,650 stock options and 125,250 performance share units (“PSUs”, and collectively with RSUs, “Awards”) to certain employees (which did not include Mr. Bird) under the 2016 Equity Plan. Non-cash, stock-based compensation expense associated with the grant of stock options is approximately $0.8 million, which will be expensed over the requisite service period ending January 29, 2022. Non-cash, stock-based compensation expense associated with the grant of the PSUs is approximately $1.0 million, which will be expensed over the requisite service period ending January 29, 2022. The stock options will cliff vest (i.e., 100%) on January 29, 2022 subject to the optionee’s continued employment through such date or earlier upon a termination without “cause” or resignation for “good reason” (as such terms are defined in the option agreement) within one year following a “change in control” (as defined in the 2016 Equity Plan). The PSUs vest based on achievement of the following two performance metrics over the eight fiscal quarters ending on January 29, 2022, subject to continued employment through January 29, 2022: (i) Comparable Store Sales growth (50%), and (ii) percentage expansion of Adjusted Net Income (50%), in each case, based on Comparable Store Sales and Adjusted Net Income as reported. The number of shares, if any, deliverable upon settlement of the PSUs will equal 50% of target (for achievement of threshold performance levels), 100% of target (for achievement of target performance levels) or 200% of target (for achievement at or above maximum performance levels), with vesting between threshold, target and maximum performance levels determined based on linear interpolation. If the grantee remains employed through a “change in control” (as defined in the 2016 Equity Plan) that occurs prior to the end of the performance period, the number of performance share units that would have vested based on actual performance determined as of the date of such change in control or, if greater, based on target performance, will remain issued and outstanding and eligible to vest subject only to the grantee’s continued employment with the Company through January 29, 2022 or an earlier termination without cause or resignation for good reason that occurs within one year following consummation of the change in control. Forfeiture assumptions for the grants were estimated based on historical experience.

On June 22, 2020, we made grants of 2,165,000 stock options to members of our senior management team, 130,400 RSUs to our independent directors and 80,000 PSUs to our Chief Executive Officer under the 2016 Equity Plan. Non-cash, stock-based compensation expense associated with the grant of stock options is approximately $9.2 million, which will be expensed over the requisite service period of three years. Non-cash, stock-based compensation expense associated with the grant of RSUs is approximately $1.0 million, which will be expensed over the requisite service period of one year. Non-cash, stock-based compensation expense associated with the grant of the PSUs is approximately $0.6 million, which will be expensed over the requisite service period ending January 29, 2022. The PSUs have the same terms as the PSU grant made on September 12, 2019. Forfeiture assumptions for the grants were estimated based on historical experience.

Stock option awards are granted with an exercise price equal to the fair market value of our common stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Equity Plans).

We estimate the fair value of each service condition stock option grant under the Equity Plans on the date of grant based upon the Black-Scholes option-pricing model which includes the following variables: 1) exercise price of the

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

instrument, 2) fair market value of the underlying stock on date of grant, 3) expected term, 4) expected volatility and 5) the risk-free interest rate. We utilized the following assumptions in estimating the fair value of the option grants:

	January 30, 2021	January 25, 2020	January 26, 2019

Weighted-average expected volatility	87.3%	60.9%	58.6%
Expected dividend yield	—%	—%	—%
Weighted-average expected term (in years)	4.0	4.2	5.0
Weighted-average risk-free interest rate	0.5%	2.1%	2.8%

A summary of option activity under the Equity Plans as of January 30, 2021, and changes during the fiscal year then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)

Outstanding, beginning of year	5,825,516	$14.80
Granted	2,223,975	7.84
Exercised	(1,040,716)	12.79
Forfeited or expired	(23,383)	21.31
Outstanding, end of year	6,985,392	$12.86	4.09	$ 10,908
Exercisable, end of year	3,733,307	$13.04	2.51	$ 2,602

The total grant date fair value of stock options that vested during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019 was $2.6 million, $1.3 million and $52.4 million, respectively. The intrinsic value for stock options exercised during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019 was $10.9 million, $3.4 million and $51.3 million, respectively. The weighted-average fair value of stock options granted during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019 was $4.88, $6.87 and $19.03, respectively.

Awards are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over one to four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s Awards activity and related information as of January 30, 2021, and changes during the fiscal year then ended, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of year	748,512	$14.90
Granted	598,160	12.96
Vested	(215,521)	17.69
Forfeited	(86,364)	15.34
Nonvested, end of year	1,044,787	$13.18

AT HOME GROUP INC.

Notes to Consolidated Financial Statements (Continued)

We recognized stock-based compensation expense related to stock options and Awards of approximately $12.2 million, $7.4 million and $49.5 million during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019, respectively.

As of January 30, 2021, there was approximately $21.2 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements grated under the Plans that is expected to be recognized over a weighted-average period of 2.0 years and 2.1 years for stock options and Awards, respectively.

15.    Quarterly Results of Operations (Unaudited)

Unaudited quarterly results of operations for the fiscal years ended January 30, 2021 and January 25, 2020 were as follows (in thousands, except per share data):

	Fiscal Year 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

Net sales	$189,846	$515,244	$469,986	$561,987
Gross profit	16,350	196,127	170,708	218,428
Operating (loss) income(2)	(372,061)	125,247	71,319	100,283
Loss on extinguishment of debt	—	—	3,179	—
Net (loss) income	(358,942)	89,423	47,077	72,713
Basic net (loss) income per common share	(5.60)	1.39	0.73	1.12
Diluted net (loss) income per common share	$(5.60)	$1.39	$0.71	$1.08

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$306,264	$342,321	$318,734	$397,716
Gross profit(3)	88,051	100,398	85,413	114,091
Operating income (loss)(3)(4)	25,889	21,813	1,986	(209,149)
Net income (loss)	13,883	10,382	(14,647)	(224,053)
Basic net income (loss) per common share	0.22	0.16	(0.23)	(3.50)
Diluted net income (loss) per common share(3)	$0.21	$0.16	$(0.23)	$(3.50)
(1)	The fourth quarter of fiscal year 2021 contained 14 weeks, as compared to the fourth quarter of fiscal year 2020, which contained 13 weeks.
(2)	Includes $319.7 million of non-cash impairment charges related to our goodwill in the first fiscal quarter 2021.
(3)	The sum of the quarters does not equal the total fiscal year due to rounding.
(4)	Includes $250.0 million of non-cash impairment charges related to our goodwill in the fourth fiscal quarter 2020.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Balance Sheets

(in thousands, except share and per share data)

	January 30, 2021	January 25, 2020
Assets
Current assets:
Receivable from subsidiaries	$—	$—
Income taxes receivable	22,223	1,672
Total current assets	22,223	1,672
Investment in subsidiaries	484,160	608,611
Total assets	$506,383	$610,283
Liabilities and Stockholders' Equity
Current liabilities:
Payable to subsidiaries	$22,223	$1,672
Total current liabilities	22,223	1,672
Noncurrent liabilities	—	—
Total liabilities	22,223	1,672
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 65,342,489 and 64,106,061 shares issued and outstanding, respectively	653	641
Additional paid-in capital	682,304	657,038
Accumulated deficit	(198,797)	(49,068)
Total stockholders' equity	484,160	608,611
Total liabilities and stockholders' equity	$506,383	$610,283

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Condensed Statements of Operations

(in thousands)

Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—

Operating expenses
Selling, general and administrative expenses	—	—	—
Depreciation and amortization	—	—	—
Total operating expenses	—	—	—

Operating income	—	—	—
Interest expense, net	—	—	—
Income before income taxes	—	—	—
Income tax provision	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net (loss) income from subsidiaries	(149,729)	(214,435)	48,996
Net (loss) income	$(149,729)	$(214,435)	$48,996

See Notes to Condensed Financial Statements.

Schedule I – Condensed Financial Information of Registrant

AT HOME GROUP INC. (parent company only)

Notes to Condensed Financial Statements

1.    Basis of Presentation

In the parent-company-only financial statements, At Home Group Inc.'s (“Parent”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because At Home Group Inc.'s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended January 30, 2021, January 25, 2020 and January 26, 2019.

2.    Guarantees and Restrictions

At Home Holding III Inc. (“At Home III”), a subsidiary of the Parent, and its indirect wholly-owned subsidiary, At Home Stores LLC, are co-borrowers (in such capacities, the “ABL Borrowers”) under the ABL Facility. As of January 30, 2021, we had $125.8 million of cash and cash equivalents and $312.6 million in borrowing availability under our ABL Facility, which provides commitments of up to $425.0 million for revolving loans and letters of credit, as of January 30, 2021. At Home Holding II Inc. (“Holdings”), the direct parent of At Home III, and its direct and indirect domestic subsidiaries (other than the ABL Borrowers and certain immaterial subsidiaries)(the “ABL Subsidiary Guarantors” and, together with Holdings, the “ABL Guarantors”) have guaranteed all obligations of the ABL Borrowers under the ABL Facility. In the event of a default under the ABL Facility, the ABL Borrowers and the Guarantors will be directly liable to the lenders under the ABL Facility. The ABL Facility matures on the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement. The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. The ABL Agreement includes a minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). The ABL Agreement includes a mandatory prepayment provision requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million. As of January 30, 2021 and January 25, 2020, we were in compliance with all covenants under the ABL Facility.

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

The following exhibits are filed or furnished as a part of this Annual Report on Form 10-K:

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

4.3	Form of 8.750% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2020 (File No. 001-37849)).

4.4*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Senior Secured Asset Based Revolving Credit Facility, dated as of October 5, 2011, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

10.1.1

First Amendment to Credit Agreement, dated as of May 9, 2012, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

10.1.2

Second Amendment to Credit Agreement, dated as of May 23, 2013, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

Exhibit No.	Exhibit Description
10.1.3

Third Amendment to Credit Agreement, dated as of July 28, 2014, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

10.1.4

Assumption and Ratification Agreement, dated as of September 29, 2014, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

10.1.5

Fourth Amendment to Credit Agreement, dated as of June 5, 2015, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

10.1.6

Fifth Amendment to Credit Agreement, dated as of June 15, 2016, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.6 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2016 (File No. 333-206772)).

10.1.7

Sixth Amendment to Credit Agreement, dated as of June 2, 2017, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly‑owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.7 to the Registrant's Quarterly Report on Form 10-Q filed on June 7, 2017 (File No.001-37849)).

10.1.8

Seventh Amendment to Credit Agreement, dated as of July 27, 2017, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1.8 to the Registrant's Current Report on Form 8-K filed on August 1, 2017 (File No. 001-37849)).

10.1.9

Letter Agreement, dated as of April 24, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc., as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020 (File No. 001-37849)).

10.1.10

Letter Agreement, dated as of June 8, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc., as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2020 (File No. 001-37849)).

Exhibit No.	Exhibit Description

10.1.11

Eighth Amendment to Credit Agreement, dated as of June 12, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, as the borrowers, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto, Bank of America N.A., as administrative agent and collateral agent, and TCG Senior Funding L.L.C., as FILO agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2020 (File No. 001-37849)).

10.1.12

Ninth Amendment to Credit Agreement, dated as of August 28, 2020, by and among At Home Holding III Inc. and At Home Stores LLC, as the borrowers, with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors and the lenders party thereto, Bank of America N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on September 2, 2020 (File No. 001-37849)).

10.1.13

Commitment Increase Letter Agreement, dated as of June 14, 2019, by and among At Home Holding III Inc. and At Home Stores LLC, with At Home Holding II Inc., as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2019 (File No. 001-37849)).

10.2

Senior Secured Term Loan Facility, dated as of June 5, 2015, by and between At Home Holding III Inc., with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

10.2.1

First Amendment to Senior Secured Term Loan Facility, dated as of July 27, 2017, by and between At Home Holding III Inc., with At Home Holding II Inc. as parent guarantor, certain of At Home Holding II Inc.’s indirect wholly-owned domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2017 (File No. 001-37849)).

10.2.2

Second Amendment to the Senior Secured Term Loan Facility, dated as of November 27, 2018, by and between At Home Holding III Inc., as the borrower, At Home Holding II Inc., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2018 (File No. 001-37849)).

10.3†

Employment Agreement by and between Garden Ridge Corporation, At Home Group Inc. (f/k/a GRD Holding I Corporation) and Lewis L. Bird III, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on September 25, 2015 (File No. 333-206772)).

10.3.1†

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

10.6.2†

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

10.7.1†

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

10.10†	Amended and Restated At Home Group Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on March 27, 2019 (File No. 001-37849)).

10.11†

At Home Group Inc. Form of Option Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2016 (File No. 333-206772)).

Exhibit No.	Exhibit Description

10.12†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2016 (File No. 333-206772)).

10.13†

At Home Group Inc. Form of Nonqualified Stock Option Award Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2016 (File No. 001-37849)).

10.14†

Form of Employment Agreement entered into by and between At Home Stores LLC (f/k/a Garden Ridge Corporation) and certain executive officers of the Company (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on April 5, 2017 (File No.001-37849)).

10.15†

At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Director Form) (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q filed on September 6, 2017 (File No.001-37849)).

10.16†

At Home Group Inc. Form of Restricted Stock Unit Notice of Grant and Award Agreement (Standard Form) (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 23, 2018 (File No.001-37849)).

10.17†

At Home Group Inc. Form of Nonstatutory Stock Option Notice of Grant and Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on March 23, 2018 (File No.001-37849)).

10.18+

Co-Brand and Private Label Consumer Credit Card Agreement, dated September 7, 2016, by and among At Home Stores LLC and Synchrony Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q filed on April 5, 2017 (File No. 001-37849)).

10.18.1

First Amendment To Program Agreement, dated July 7, 2017, by and among At Home Stores LLC and Synchrony Bank (incorporated by reference to Exhibit 10.1.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2017 (File No. 001-37849)).

10.19†

Form of Employment Agreement with At Home RMS Inc. to be used for employment agreements entered into on or after March 23, 2018 with certain executive officers of At Home Group Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 23, 2018 (File No.001-37849)).

10.20†

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (CEO Special Option Grant) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.21†

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Time-Vesting) – Annual Grant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.22†

At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement – Annual Grant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

10.23†

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement (Special Transition Grant) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2018 (File No. 001-37849)).

Exhibit No.	Exhibit Description
10.24†

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

10.26†

Employment Agreement by and between At Home RMS Inc. and Jeffrey R. Knudson, dated as of November 8, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 001-37849)).

10.27†

Form of Employment Agreement with At Home RMS Inc. or At Home Procurement Inc., as applicable, and each of Sumit Anand, Elizabeth Galloway, Wendy Fritz and Chad Stauffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019 (File No. 001-37849)).

10.28†

At Home Group Inc. Nonqualified Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2019 (File No. 001-37849)).

10.29†

At Home Group Inc. Notice of Grant and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 24, 2019 (File No. 001-37849)).

10.30†

At Home Group Inc. Form of Notice of Grant and Restricted Stock Unit Agreement - Annual Grant 2020 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on May 19, 2020 (File No. 001-37849)).

10.31†

At Home Group Inc. Form of Notice of Grant and Nonqualified Stock Option Agreement - Annual Grant 2020 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on May 19, 2020 (File No. 001-37849)).

10.32†

At Home Group Inc. Form of Notice of Grant and Performance Share Unit Agreement - Annual Grant 2020 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed on May 19, 2020 (File No. 001-37849)).

10.33*†	Summary of Non-Employee Director Compensation.

21.1*	List of subsidiaries of At Home Group Inc.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

23.2*	Consent of Buxton Company.

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

AT HOME GROUP INC.

Date: March 24, 2021	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEWIS L. BIRD III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2021
Lewis L. Bird III

/s/ JEFFREY R. KNUDSON	Chief Financial Officer (Principal Financial Officer)	March 24, 2021
Jeffrey R. Knudson

/s/ LAURA L. BRACKEN	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2021
Laura L. Bracken

/s/ PHILIP L. FRANCIS	Lead Director	March 24, 2021
Philip L. Francis

/s/ STEVE K. BARBARICK	Director	March 24, 2021
Steve K. Barbarick

/s/ WENDY A. BECK	Director	March 24, 2021
Wendy A. Beck

/s/ PAULA L. BENNETT	Director	March 24, 2021
Paula L. Bennett

/s/JOHN J. BUTCHER	Director	March 24, 2021
John J. Butcher

/s/ ELISABETH B. CHARLES	Director	March 24, 2021

Elisabeth B. Charles

/s/ JOANNE C. CREVOISERAT	Director	March 24, 2021
Joanne C. Crevoiserat

/s/ KENNETH M. SIMRIL	Director	March 24, 2021
Kenneth M. Simril

/s/ LARRY D. STONE	Director	March 24, 2021
Larry D. Stone