Form 10-Q
period 2021-05-01
At Home Group Inc.
filed 2021-06-04
CIK 1646228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

There were 65,572,833 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 2, 2021.

AT HOME GROUP INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to and within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, "are confident", "assume", “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “look ahead”, "look forward", “may”, “might”, "on track", "outlook", “plan”, “potential”, “predict”, "reaffirm", “seek”, “should”, "trend", “will”, or “vision”, or the negative thereof or comparable terminology regarding future events or conditions. In particular, forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements about our financial and operating performance, cash flows, liquidity, financial condition, inventory, the markets in which we operate, expected new store openings, our real estate strategy, the impact of the global pandemic of the novel coronavirus disease (“COVID-19”), growth targets, potential growth opportunities, market share, competition, the impact of expected stock option exercises and future capital expenditures, estimates of expenses we may incur in connection with equity incentive awards to management, customer and macroeconomic trends, expectations regarding the closing of the merger (as described herein) and other statements regarding our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance.

Such forward-looking statements are based on our current beliefs and expectations, which we believe are reasonable. However, forward-looking statements are subject to significant known and unknown risks and uncertainties that may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated in the forward-looking statements, including, but not limited to the following factors: the ongoing global COVID-19 pandemic and related challenges, risks and uncertainties, including historical and potential future measures taken by governmental and regulatory authorities (such as requiring store closures), which have significantly disrupted our business, employees, customers and global supply chain, and for a period of time, adversely impacted our financial condition (including resulting in goodwill impairment) and financial performance, and which disruption and adverse impacts may continue in the future; the recent and ongoing direct and indirect adverse impacts of the global COVID-19 pandemic to the global economy and retail industry; the eventual timing and duration of economic stabilization and recovery from the COVID-19 pandemic; general economic conditions in the United States and globally, including consumer confidence and spending, and any changes to current favorable macroeconomic trends of strong home sales, nesting and de-urbanization (which were enhanced and accelerated due to COVID-19, and may not continue upon a successful vaccine rollout in significant numbers that impacts consumer behavior); our indebtedness and our ability to increase future leverage, as well as limitations on future sources of liquidity, including debt covenant compliance; our ability to implement our growth strategy of opening new stores, which was suspended for fiscal year 2021 (with the exception of stores that were at or near completion) and, while ramping significantly, will be limited in the near term; our ability to effectively obtain, manage and allocate inventory, and satisfy changing consumer preferences; increasing freight and transportation costs (including the adverse effects of international equipment shortages and shipping delays) and increasing commodity prices; reliance on third-party vendors for a significant portion of our merchandise, including supply chain disruption matters and international trade regulations (including tariffs) that have, and may continue to, adversely impact many international vendors; the loss or disruption to operating our distribution network; significant competition in the fragmented home décor industry, including increasing e-commerce; the implementation and execution of our At Home 2.0 and omnichannel strategies and related investments; natural disasters and other adverse impacts on regions in the United States where we have significant operations; our success in obtaining favorable lease terms and of our sale-leaseback strategy; our reliance on the continuing growth and utility of our loyalty program; our ability to attract, develop and retain employee talent and to manage labor costs; the disproportionate impact of our seasonal sales activity to our overall results; risks related to the loss or disruption of our information systems and data and our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data; our ability to comply with privacy and other laws and regulations, including those associated with entering new markets; the possibility that we may be unable to obtain required stockholder approval or that other conditions to closing the proposed merger may not be satisfied, such that the proposed merger will not close or that the closing may be delayed; general economic conditions; the proposed merger may involve unexpected costs, liabilities or delays; risks that the transaction disrupts our current plans and operations; the outcome of any legal proceedings related to the proposed merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein); and the significant volatility of the trading price of our common stock.

Additional information about these and other factors that may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated in the forward-looking statements may be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 and as updated in “Part II, Item 1A. Risk Factors” herein.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT HOME GROUP INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	May 1, 2021	January 30, 2021	April 25, 2020
Assets
Current assets:
Cash and cash equivalents	$150,547	$125,842	$43,640
Inventories, net	369,014	364,473	406,972
Prepaid expenses	14,665	13,456	12,254
Income taxes receivable	—	22,223	38,536
Other current assets	16,967	11,619	10,325
Total current assets	551,193	537,613	511,727
Operating lease right-of-use assets	1,313,104	1,289,991	1,237,563
Property and equipment, net	713,187	688,295	715,427
Trade name	1,458	1,458	1,458
Debt issuance costs, net	4,984	5,264	1,096
Other assets	1,845	2,292	1,091
Total assets	$2,585,771	$2,524,913	$2,468,362
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$123,219	$130,327	$114,504
Accrued and other current liabilities	162,537	184,850	78,099
Revolving line of credit	—	—	342,000
Current portion of operating lease liabilities	78,106	78,634	82,040
Current portion of long-term debt	1,037	4,563	5,050
Income taxes payable	19,637	—	—
Total current liabilities	384,536	398,374	621,693
Operating lease liabilities	1,337,578	1,315,625	1,257,430
Long-term debt	308,555	314,300	334,174
Deferred income taxes	6,034	9,716	—
Other long-term liabilities	2,864	2,738	3,349
Total liabilities	2,039,567	2,040,753	2,216,646
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 65,484,047, 65,342,489 and 64,185,751 shares issued and outstanding, respectively	655	653	642
Additional paid-in capital	688,023	682,304	659,084
Accumulated deficit	(142,474)	(198,797)	(408,010)
Total stockholders' equity	546,204	484,160	251,716
Total liabilities and stockholders' equity	$2,585,771	$2,524,913	$2,468,362

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Net sales	$537,078	$189,846
Cost of sales	336,803	173,496
Gross profit	200,275	16,350

Operating expenses
Selling, general and administrative expenses	108,536	66,466
Impairment charges	—	319,732
Depreciation and amortization	2,317	2,213
Total operating expenses	110,853	388,411

Operating income (loss)	89,422	(372,061)
Interest expense, net	8,119	6,971
Loss on extinguishment of debt	5,253	—
Income (loss) before income taxes	76,050	(379,032)
Income tax provision (benefit)	19,727	(20,090)
Net income (loss)	$56,323	$(358,942)

Earnings per share:
Net income (loss) per common share:
Basic	$0.86	$(5.60)
Diluted	$0.81	$(5.60)
Weighted average shares outstanding:
Basic	65,405,610	64,130,000
Diluted	69,544,441	64,130,000

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, January 25, 2020	64,106,061	$641	$657,038	$(49,068)	$608,611
Stock-based compensation	-	-	2,063	-	2,063
Exercise of stock options and other awards	79,690	1	(17)	-	(16)
Net loss	-	-	-	(358,942)	(358,942)
Balance, April 25, 2020	64,185,751	642	659,084	(408,010)	251,716

Balance, January 30, 2021	65,342,489	653	682,304	(198,797)	484,160
Stock-based compensation	-	-	4,116	-	4,116
Exercise of stock options and other awards	141,558	2	1,603	-	1,605
Net income	-	-	-	56,323	56,323
Balance, May 1, 2021	65,484,047	$655	$688,023	$(142,474)	$546,204

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020
Operating Activities
Net income (loss)	$56,323	$(358,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,323	18,148
Non-cash lease expense	21,076	19,420
Impairment charges	—	319,732
Loss on extinguishment of debt	5,253	—
Non-cash interest expense	1,496	550
Deferred income taxes	(3,681)	16,965
Stock-based compensation	4,116	2,063
Other non-cash losses, net	237	7
Changes in operating assets and liabilities:
Inventories	(4,541)	10,791
Prepaid expenses and other current assets	15,666	(43,213)
Other assets	457	(48)
Accounts payable	(9,047)	(7,261)
Accrued liabilities	(23,971)	(31,933)
Income taxes payable	19,280	(137)
Operating lease liabilities	(23,207)	(1,345)
Net cash provided by (used in) operating activities	77,780	(55,203)
Investing Activities
Purchase of property and equipment	(19,272)	(19,236)
Net proceeds from sale of property and equipment	59	—
Net cash used in investing activities	(19,213)	(19,236)
Financing Activities
Payments under lines of credit	—	(98,310)
Proceeds from lines of credit	—	204,640
Payment of Term Loan	—	(880)
Payment of FILO Loans and prepayment premium	(35,225)	—
Payments on long-term debt	(232)	(102)
Proceeds from issuance of long-term debt	—	664
Proceeds from (payments for) stock, including tax	1,605	(16)
Net cash (used in) provided by financing activities	(33,852)	105,996
Increase in cash, cash equivalents and restricted cash	24,715	31,557
Cash, cash equivalents and restricted cash, beginning of period	125,877	12,085
Cash, cash equivalents and restricted cash, end of period	$150,592	$43,642

Supplemental Cash Flow Information
Cash paid for interest	$13,579	$6,689
Cash received for income taxes	$(18,076)	$(10)
Supplemental Information for Non-cash Investing and Financing Activities
Increase in current liabilities of property and equipment	$4,079	$157
Property and equipment acquired under finance lease, net	$20,160	$—

See Notes to Condensed Consolidated Financial Statements.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include At Home Group Inc. and its wholly owned subsidiaries (collectively referred to as “we”, “us”, “our” and the “Company”).

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

The condensed consolidated balance sheets as of May 1, 2021 and April 25, 2020, the condensed consolidated statements of operations for the thirteen weeks ended May 1, 2021 and April 25, 2020, the condensed consolidated statements of stockholders’ equity ended May 1, 2021 and April 25, 2020 and the condensed consolidated statements of cash flows for the thirteen weeks ended May 1, 2021 and April 25, 2020 have been prepared by the Company and are unaudited. The consolidated balance sheet as of January 30, 2021 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Annual Report”), but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal years ended January 30, 2021 and January 25, 2020 and the related notes thereto included in the Annual Report.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the last Saturday in January. References to a fiscal year mean the year in which that fiscal year ends. References herein to “first fiscal quarter 2022” relate to the thirteen weeks ended May 1, 2021 and references herein to “first fiscal quarter 2021” relate to the thirteen weeks ended April 25, 2020.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of At Home Group Inc. and its consolidated wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparing condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the use of estimates inherent in the financial reporting process, actual results may differ from these estimates.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters attributable primarily to the impact of summer and the year-end holiday decorating seasons, respectively.

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

	May 1, 2021	January 30, 2021	April 25, 2020

Cash and cash equivalents	$150,547	$125,842	$43,640
Restricted cash	45	35	2
Cash, cash equivalents and restricted cash	$150,592	$125,877	$43,642

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

The fair value of all current financial instruments approximates carrying value because of the short-term nature of these instruments. We have variable and fixed rates on our long-term debt. We determine fair value on our fixed rate long-term debt by using quoted market prices and current interest rates. We had no variable rate debt outstanding as of May 1, 2021.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

At May 1, 2021, the fair value of our $275.0 million aggregate principal amount of 8.750% Senior Secured Notes maturing on September 1, 2025 (the “Notes”) was $299.8 million, which was $24.8 million above the carrying value of $275.0 million. Fair value for the Notes was determined using Level 2 inputs.

At May 1, 2021, the fair value of our fixed rate mortgage due August 22, 2022 approximated the carrying value of $5.6 million. Fair value for the fixed rate mortgage was determined using Level 2 inputs.

3.    Goodwill

During the first fiscal quarter 2021, because we continued to experience a decline in operating performance and a sustained decline in our market capitalization substantially driven by the global outbreak of COVID-19, coupled with a decision to further reduce our near-term growth model, we conducted an interim impairment testing of goodwill. Based on the results of that test, we concluded that goodwill was fully impaired and we recognized a non-cash impairment charge of $319.7 million, which is presented on the condensed consolidated statement of operations for the thirteen weeks ended April 25, 2020. The projected cash flows used in the income approach for assessing goodwill valuation included numerous assumptions, such as sales projections assuming positive comparable store sales growth, operating margins, store count and capital expenditures, all of which were derived from our long-term forecasts as of such testing date. Additionally, the assumptions regarding weighted average cost of capital used information from comparable companies and management's judgment related to risks associated with the operations of our reporting unit.

4.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	May 1, 2021	January 30, 2021	April 25, 2020

Inventory in-transit	$22,878	$30,553	$2,161
Accrued payroll and other employee-related liabilities	28,293	42,592	10,239
Accrued taxes, other than income	29,398	25,124	19,830
Accrued inbound freight	25,207	27,511	4,760
Accrued interest	4,234	11,304	5,069
Insurance liabilities	4,252	1,344	2,494
Gift card liability	10,631	10,732	8,898
Construction costs	7,906	5,231	5,550
Sales returns reserve	7,420	3,790	4,129
Accrued marketing	3,372	5,831	855
Other	18,946	20,838	14,114
Total accrued liabilities	$162,537	$184,850	$78,099

5.    Revolving Line of Credit

In October 2011, we entered into a senior secured asset-based lending credit facility (the “ABL Facility”), which originally provided for cash borrowings or issuances of letters of credit of up to $80.0 million based on defined percentages of eligible inventory and credit card receivable balances. We have subsequently amended the credit agreement that governs the ABL Facility (the “ABL Agreement”) from time to time to, among other things, increase the aggregate revolving commitments available thereunder. After giving effect to prior amendments to the ABL Agreement, the ABL Agreement currently provides for (i) aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million and (ii) a tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”). The

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

ABL Agreement was further amended in fiscal year 2021 to extend the maturity date of the revolving credit loans under the ABL Facility as described below. For more information on the FILO Loans, see “Note 6 – Long-Term Debt”.

On August 28, 2020, At Home Holding III Inc. (“At Home III” or the “Issuer”), and At Home Stores LLC (collectively, the “ABL Borrowers”) and the guarantors under the ABL Facility entered into an amendment to the ABL Agreement (the “Ninth Amendment”) with Bank of America, N.A., which, among other things, extended the maturity of revolving credit loans provided thereunder to the earlier of (i) August 28, 2025 and (ii) the date of termination of the commitments under such revolving credit facility pursuant to the terms of the ABL Agreement.

As of May 1, 2021, we had no borrowings outstanding in respect of the revolving credit loans under the ABL Facility, $1.2 million in face amount of letters of credit had been issued and we had availability of $325.2 million.

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability; provided that a 1.00% interest rate floor is applicable to all revolving credit loans irrespective of rate used. The effective interest rate of borrowings under the ABL Facility was 2.80% during the thirteen weeks ended April 25, 2020. There were no borrowings during the thirteen weeks ended May 1, 2021.

The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. The ABL Agreement includes a minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). As of May 1, 2021, the minimum availability required by the covenant was $35.0 million. The ABL Agreement also includes a mandatory prepayment provision requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million. As of May 1, 2021, we were in compliance with all covenants prescribed in the ABL Facility.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	May 1, 2021	January 30, 2021	April 25, 2020

Senior Secured Notes	$275,000	$275,000	$—
Term Loan	—	—	335,102
FILO Loans	—	33,250	—
Note payable, bank(a)	5,635	5,675	5,800
Note payable	—	—	664
Obligations under finance leases	36,064	16,260	1,456
Total debt	316,699	330,185	343,022
Less: current maturities	1,037	4,563	5,050
Less: unamortized deferred debt issuance costs	7,107	11,322	3,798
Long-term debt	$308,555	$314,300	$334,174
(a)	Matures August 22, 2022; $34.5 thousand payable monthly, including interest at 4.50% with the remaining balance due at maturity; secured by the location’s land and building.

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

On June 12, 2020, we entered into the Eighth Amendment to the ABL Agreement to provide for the FILO Loans, subject to a borrowing base. The net proceeds of the FILO Loans were used to repay a portion of the outstanding revolving credit loans under the ABL Facility. On April 30, 2021, we used currently available cash to repay in full the principal amount of indebtedness outstanding under the FILO Loans for total cash consideration of $34.6 million. The repayment included a $2.0 million prepayment premium, $0.3 million of accrued interest and resulted in a loss on extinguishment of debt in the amount of $5.3 million, which was recognized during the first fiscal quarter 2022.

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

7.    Related Party Transactions

360 Holdings III Corp (“360 Holdings”) has historically been a related party to us by virtue of common ownership through funds of AEA Investors LP, one of our prior significant stockholders. We are parties to a royalty agreement with 360 Holdings whereby we develop and sell branded product that incorporates intellectual property of 360 Holdings. Additionally, MerchSource LLC is a direct subsidiary of 360 Holdings (and together with 360 Holdings, “360 Brands”) from which we purchase inventory. On November 5, 2020, AEA Investors LP sold the remainder of its stockholdings and ceased to be a stockholder of the Company and 360 Brands is no longer a related party.

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

As noted in the segment information in the notes to the consolidated financial statements included in our Annual Report, our business consists of one reportable segment. In accordance with ASC 606, we disaggregate net sales into the following product categories:

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Home furnishings	49%	48%
Accent décor	48	48
Other	3	4
Total	100%	100%

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

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

We recognized $5.0 million and $2.3 million in gift card redemption revenue for the thirteen weeks ended May 1, 2021 and April 25, 2020, respectively, and recognized an immaterial amount in gift card breakage revenue for each of the thirteen weeks ended May 1, 2021 and April 25, 2020. Of the total gift card redemption revenue, $1.8 million and $1.2 million for the thirteen weeks ended May 1, 2021 and April 25, 2020, respectively, related to gift cards issued in prior periods. We had outstanding gift card liabilities of $10.6 million, $10.7 million and $8.9 million as of May 1, 2021, January 30, 2021 and April 25, 2020, respectively, which are included in accrued and other current liabilities.

In fiscal year 2018, we launched a credit card program by which credit is extended to eligible customers through At Home branded credit cards with Synchrony Bank (“Synchrony”). Through the launch of the credit card program, we received reimbursement of costs associated with the launch of the credit card program as well as a one-time payment which has been deferred over the initial seven-year term of the agreement with Synchrony. We receive ongoing payments from Synchrony based on sales transacted on our credit cards and for reimbursement of joint marketing and advertising activities. During the thirteen weeks ended May 1, 2021 and April 25, 2020, we recognized $0.8 million and $0.5 million, respectively, in revenue from our credit card program within net sales when earned.

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

9.   Income Taxes

Our effective tax rate for the thirteen weeks ended May 1, 2021 was 25.9% compared to 5.3% for the thirteen weeks ended April 25, 2020. The effective tax rate for the thirteen weeks ended May 1, 2021 differs from the federal statutory rate primarily due to the impact of state and local income taxes and executive compensation limitations. The effective tax rate for the thirteen weeks ended April 25, 2020 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the CARES Act and to a lesser extent the impact of state and local income taxes.

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

We enter into leases primarily for real estate assets to support our operations in the normal course of business. As of May 1, 2021, our material operating leases consisted of our corporate headquarters, distribution centers and the majority of our store properties. We also had four real estate leases for store properties that qualify for treatment as finance leases. Our leases generally have terms of 5 to 20 years, with renewal options that generally range from 5 to 20 years in the aggregate and are subject to escalating rent increases. Our leases may include variable charges at the discretion of the lessor. Certain of our leases include rent escalations based on inflation indexes and/or contingent rental provisions that include a fixed base rent plus an additional percentage of the respective stores’ sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at the commencement of the lease. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The components of lease cost were as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Operating lease cost(a)	$41,780	$39,646
Variable lease cost	6,603	6,212
Finance lease cost:
Amortization of right-of-use assets	326	74
Interest on lease liabilities	252	29
Total lease cost(b)	$48,961	$45,961
(a)	Net of an immaterial amount of sublease income.
(b)	Short-term lease cost for the thirteen weeks ended May 1, 2021 and April 25, 2020 was immaterial.

The table below presents additional information related to our leases as of May 1, 2021.

Weighted average remaining lease term
Operating leases	11.8	years
Finance leases	14.2	years
Weighted average discount rate
Operating leases	6.06%
Finance leases	5.82%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Cash paid for operating lease liabilities(a)	$43,798	$22,414
Right-of-use assets obtained in exchange for operating lease liabilities	$44,189	$60,643
Cash paid for finance lease liabilities	$193	$77
(a)	During the thirteen weeks ended April 25, 2020, we had negotiated or were in the process of negotiating rent deferral or abatement with certain lessors.

In response to the COVID-19 pandemic, we began renegotiating certain store lease agreements in the first and second fiscal quarters 2021 to obtain rent relief in an effort to partially offset the negative financial impacts. On April 10, 2020, the Financial Accounting Standards Board (“FASB”) staff issued guidance for lease concessions provided to lessees in response to the effects of the COVID-19 pandemic. This guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected this practical expedient in our accounting for any lease concessions provided in connection with our renegotiated lease agreements that did not result in a substantial increase in the rights of the lessor or obligations to the lessee. As a result of this election, we had deferred payments of $9.6 million in operating lease costs on our condensed consolidated balance sheet as of May 1, 2021.

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11.    Earnings Per Share

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period and include the dilutive impact of potential shares from the exercise of stock options and restricted stock units. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the thirteen weeks ended May 1, 2021 and April 25, 2020 as follows (dollars in thousands, except share and per share data):

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020
Numerator:
Net income (loss)	$56,323	$(358,942)

Denominator:
Weighted average common shares outstanding-basic	65,405,610	64,130,000
Effect of dilutive securities:
Stock options and restricted stock units	4,138,831	—
Weighted average common shares outstanding-diluted	69,544,441	64,130,000

Net income (loss) per common share:
Basic	$0.86	$(5.60)
Diluted	$0.81	$(5.60)

For the thirteen weeks ended May 1, 2021 and April 25, 2020, 812,457 and 6,534,874, respectively, of stock options and other awards were excluded from the calculation of diluted net income (loss) per common share since their effect was anti-dilutive, of which 24,709 stock options and other awards would have been included as dilutive had we not recognized a net loss for the thirteen weeks ended April 25, 2020.

12.    Stock-Based Compensation

On March 30, 2021, we made grants of 347,408 stock options and 229,250 performance share units (“PSUs”) to members of our senior management team and 61,777 restricted stock units (“RSUs”) to our independent directors and members of our senior management team under the 2016 Equity Plan. Non-cash, stock-based compensation expense associated with the grant of stock options is $5.6 million, which will be expensed over the requisite service period of three years. Non-cash, stock-based compensation expense associated with the grant of RSUs is $1.6 million, which will be expensed over the requisite service period of one to three years.

The PSUs will be earned based on the achievement of the following performance metrics: (i) adjusted net income (representing 50% of the PSU target value) and (ii) total sales growth (representing 50% of the PSU target value), in each case, with three discrete performance target goals, the first of which was approved on March 30, 2021

AT HOME GROUP INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

with the remaining two performance target goals to be approved at or near the beginning of fiscal year 2023 and fiscal year 2024, respectively. Non-cash, stock-based compensation expense associated with the first performance target goal of the PSUs is $1.8 million at target, which will be expensed over the requisite service period of approximately three years. Following approval of each remaining performance target goal, the related expense will commence being recognized for the applicable service period. Any earned PSUs shall vest in full on the later of (i) the third anniversary of the grant date or (ii) the performance determination date, subject to the participant's continued employment through each vesting date, or other vesting conditions specified therein.

Forfeiture assumptions for the grants were estimated based on historical experience.

13.    Subsequent Event

On May 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ambience Parent, Inc., a Delaware corporation (“Parent”), and Ambience Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds advised by Hellman & Friedman LLC. The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each outstanding share of common stock of the Company will automatically be cancelled and converted into the right to receive $36.00 in cash, without interest and subject to applicable withholding taxes. The obligation of the parties to complete the merger is subject to customary closing conditions, including, among others, (i) the adoption of the Merger Agreement by a majority of outstanding shares of common stock entitled to vote thereon, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the expiration of a 40-day “go-shop” period. The Merger Agreement contains certain termination rights for the parties. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $77.2 million; provided, that if the Company terminates the Merger Agreement during the 40-day go-shop period to enter into a definitive agreement for an alternative acquisition, then the termination fee payable by the Company to Parent will be $38.6 million. The Merger Agreement further provides that Parent will be required to pay the Company a termination fee of $128.7 million if the Merger Agreement is terminated under specified circumstances.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of At Home Group Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the Annual Report, as well as the disclosure under the heading “Part II, Item 1A. Risk Factors” and any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to At Home Group Inc. and its consolidated wholly owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the last Saturday in January. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to a fiscal year mean the year in which that fiscal year ends. References herein to “fiscal year 2022” relate to the 52 weeks ending January 29, 2022 and references herein to “fiscal year 2021” relate to the 53 weeks ended January 30, 2021. References herein to “first fiscal quarter 2022” and “first fiscal quarter 2021” relate to the thirteen weeks ended May 1, 2021 and April 25, 2020, respectively.

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

As of May 1, 2021, our store base was comprised of 226 large format stores across 40 states, averaging approximately 105,000 square feet per store. Over the past three completed fiscal years, we have opened 77 new stores in a mix of existing and new markets and we believe there is significant whitespace opportunity to increase our store count in both existing and new markets.

We believe with the addition of our quickly expanding omnichannel offering, our broad and comprehensive assortment and compelling value proposition, we are a leading destination for home décor with the opportunity to continue taking market share in a highly fragmented and growing industry.

Pending Merger with Hellman & Friedman LLC

On May 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ambience Parent, Inc., a Delaware corporation (“Parent”), and Ambience Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds advised by Hellman & Friedman LLC. The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each outstanding share of common stock of the Company will automatically be cancelled and converted into the right to receive $36.00 in cash, without interest and subject to applicable withholding taxes. The parties currently expect the merger to be completed during the third quarter of calendar year 2021. The obligation of the parties to complete the merger is subject to customary closing conditions, including, among others, (i) the adoption of the Merger Agreement by a majority of outstanding shares of common stock entitled to vote thereon, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the expiration of a 40-day “go-shop” period. The Merger Agreement contains certain termination rights for the parties. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $77.2 million; provided, that if the Company terminates the Merger Agreement during the 40-day go-shop period to enter into a definitive agreement for an alternative acquisition, then the termination fee payable by the Company to Parent will be $38.6 million. The Merger Agreement further provides that Parent will be required to pay the Company a termination fee of $128.7 million if the Merger Agreement is terminated under specified circumstances. The anticipated merger is described more fully in our Current Report on Form 8-K filed with the SEC on May 6, 2021. This summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to this Quarterly Report.

Recent Developments

The global COVID-19 pandemic has resulted in significant disruptions to the U.S. and global economies and retail industry, and it has substantially impacted our business, results of operations, financial condition and cash flows. In an effort to mitigate the continued spread of the COVID-19 pandemic, various government, regulatory and private entities periodically have implemented significant restrictions, including stay-at-home orders, quarantines, travel restrictions and restrictions on public gatherings. Due to these restrictions in the first quarter of fiscal year 2021 and a desire to take strong precautions, we closed all of our stores in late March 2020 and gradually opened stores in compliance with state and local mandates. As of April 25, 2020, approximately 14% of our stores were fully open to foot traffic and approximately 72% of our stores were open for curbside pickup only. For the first fiscal quarter 2022 and the last three quarters of fiscal year 2021, our operational and financial performance benefitted from a number of macroeconomic and consumer trends primarily due to the COVID-19 pandemic, including strong home sales, nesting and de-urbanization and pent-up demand for home décor products.

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

At the onset of the COVID-19 pandemic, we implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including the suspension of all new store openings and remodeling projects with the exception of seven stores that were at or near completion. The COVID-19 pandemic also had, and continues to have, an impact on our third-party supply chain and our inventory. In the spring of 2020, while managing stay-at-home orders and store closures, we canceled orders and reduced the amount of inventory coming into our stores. As store traffic and net sales improved, we sought to strengthen our inventory positions. However, a general increased demand for shipping and other pandemic impacts has led to an increase in freight and transportation costs and product delivery delays, the impact of which is further exacerbated by the significant demand for our products and sales growth in recent quarters. We expect our cost of sales and gross margin will be significantly impacted by the increase in freight costs due to the global shipping shortage. There is also typically a two-quarter lag from when we ship product to when these costs are expensed, so recent shortages and delays and resulting incremental freight costs will impact our profitability greater in the second half of fiscal year 2022 and future impacts will have a similar time lag.

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

COVID-19 pandemic. In the first fiscal quarter 2021, the temporary closure of our stores and decline in store traffic resulted in, among other things, significantly reduced net sales and cash flows from operations. In the first fiscal quarter 2022 and the last three quarters of fiscal year 2021, we reported increased store traffic and strong net sales, gross margins and cash flows due to a number of macroeconomic and consumer trends in response to the COVID-19 pandemic, such as strong home sales, nesting and de-urbanization and pent-up demand for home décor products.

These results may not be indicative of results for future periods, including if current favorable trends do not continue, including due to the continued vaccine rollout and the significant reduction of government and regulatory restrictions in the U.S., or are offset by other adverse impacts, such as the increase in freight costs due to the global shipping shortage impacting our cost of sales and gross margin. For example, some of the increased customer demand beginning in the second fiscal quarter 2021 may have been due to temporary impacts of the pandemic, including an intense focus on a person’s home as well as U.S. stimulus payments in fiscal years 2021 and 2022.

Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. Our performance depends on the success of our product reinventions, collaborations and improved everyday low price strategy (“EDLP+”). If we misjudge the market for our products, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit. During fiscal year 2021, we began undertaking efforts to rationalize SKUs, in order to ensure our continuing competitiveness without sacrificing our wide and deep product assortment, by identifying the least productive SKUs with the goal to reduce overall SKU count. Within selected departments, we reallocate inventory dollars from lower performing items to those with higher returns.

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

During the first fiscal quarter 2021, we suspended all new store openings and remodeling projects in response to the COVID-19 pandemic with the exception of seven stores that were at or near completion. We resumed opening new stores in the first fiscal quarter 2022. We intend to open approximately 15 net new stores in fiscal year 2022, of which we had opened seven net new stores during the thirteen weeks ended May 1, 2021, while also refreshing, remodeling or relocating a portion of our existing store base. We will continue to evaluate our future store opening plans, but currently we intend to grow our store base at a rate of approximately 10% beginning in fiscal year 2023.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. In the past eight fiscal years, we have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strong management team, brand identity, upgraded distribution centers and enhanced information systems, including our warehouse and order management, e-commerce, POS, merchandise planning and inventory allocation systems, have enabled us to replicate our profitable store format and differentiated shopping experience. We made investments relating to our second distribution center in Pennsylvania, which opened in the beginning of fiscal year 2020 and incurred net operating costs in connection therewith during fiscal years 2020 and 2021 that impacted our operating margins. We made significant investments in our omnichannel capabilities during fiscal year 2021 and into fiscal year 2022 that allowed us to provide our customers with additional options for purchasing our products, including BOPIS, curbside pick-up and local delivery from select store locations. We expect to make additions and upgrades to these infrastructure investments in the future to continue to support our successful operating model over a significantly expanded store base and growing omnichannel offerings.

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

Our ability to source and distribute products effectively. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. Tariffs could also impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The tariffs enacted in fiscal year 2019 did not have a material impact on our gross margin due to a combination of supplier negotiations, direct sourcing (which improves item-level product margins) and strategic price increases. However, the additional tariffs enacted in fiscal year 2020 led us to institute strategic price increases, which had a direct negative impact on comparable store sales. In fiscal year 2021, we sourced additional product from various countries to mitigate the impact of high-tariff categories goods from China. In addition, future supply chain disruption for reasons such as the outbreak or persistence of epidemic or pandemic disease, such as the ongoing global COVID-19 pandemic, could lead to inventory constraints in certain product categories, which could have a negative impact on our results of operations. We expect our cost of sales and gross margin will be significantly impacted by an increase in freight costs due to the global shipping shortage. The increased demand in shipping in the global economy has caused a shortage of equipment available to ship product from overseas vendors and a shortage of longshoremen available to work the ports, due to the impact of social distancing and COVID-19 illnesses, which has caused a significant increase in shipping costs.

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

Other trends. In response to the COVID-19 pandemic, we began renegotiating certain store lease agreements in the first and second fiscal quarters 2021 to obtain rent abatements and deferrals in an effort to partially offset the negative financial impacts. The repayment of such rent deferrals has, and will continue to have, a negative impact on our cash position. In addition, due to the higher interest rate on our Notes compared to our Term Loan, annual interest expense has risen moderately compared to prior fiscal years, and may continue to rise to the extent that we increase the amount of borrowings under the revolving portion of our ABL Facility.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures include net sales, gross profit and gross margin, and selling, general and administrative expenses. In addition, we also review other important non-GAAP metrics such as Adjusted EBITDA, Store-level Adjusted EBITDA and Adjusted Net Income.

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

Comparable store sales allow us to evaluate how our store base is performing by measuring the change in period-over-period net sales in stores that have been open for the applicable period. Various factors affect comparable store sales, including:

●	consumer preferences (including changing consumer preferences in response to unforeseen events such as the global COVID-19 pandemic), buying trends and overall economic trends;

●	our ability to identify and respond effectively to customer preferences and trends;

●	our ability to provide an assortment of high quality and trend-right product offerings that generate new and repeat visits to our stores; including products from our reinvention and collaboration initiatives;

●	the customer experience we provide in our stores and online;

●	the success of our Insider Perks loyalty program and other offerings;

●	our ability to source and receive products accurately and timely;

●	changes in product pricing, including promotional activities;

●	the number of items purchased per store visit;

●	weather;

●	competition, including among our own stores within the same or adjacent geographic regions; and

●	timing and length of holiday shopping periods.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In particular, we have expanded our marketing and advertising spend as a percentage of net sales in each of the fiscal years since our initial public offering, with the exception of fiscal year 2021 due to the COVID-19 pandemic, and expect that we will continue to make investments in marketing and advertising spend in future fiscal years.

In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.

Adjusted EBITDA

Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance. In addition, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance, we use Adjusted EBITDA to supplement generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, adjusted for the impact of certain other items as defined in our debt agreements, including certain legal settlements and consulting and other professional fees, stock-based compensation expense, impairment charges, loss on extinguishment of debt, non-cash rent and other adjustments. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

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

Adjusted Net Income

Adjusted Net Income is an additional key metric used by management and our board of directors to assess our financial performance and assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance. Adjusted Net Income represents our net income (loss), adjusted for impairment charges, loss on extinguishment of debt, the income tax impact associated with the special one-time initial public offering bonus stock option exercises and other costs. For a reconciliation of Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, see “—Results of Operations”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated in dollars (in thousands), as a percentage of our net sales and other operational data:

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Statement of Operations Data:
Net sales	$537,078	$189,846
Cost of sales	336,803	173,496
Gross profit	200,275	16,350
Operating expenses
Selling, general and administrative expenses	108,536	66,466
Impairment charges	—	319,732
Depreciation and amortization	2,317	2,213
Total operating expenses	110,853	388,411
Operating income (loss)	89,422	(372,061)
Interest expense, net	8,119	6,971
Loss on extinguishment of debt	5,253	—
Income (loss) before income taxes	76,050	(379,032)
Income tax provision (benefit)	19,727	(20,090)
Net income (loss)	$56,323	$(358,942)
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	62.7%	91.4%
Gross profit	37.3%	8.6%
Operating expenses
Selling, general and administrative expenses	20.2%	35.0%
Impairment charges	— %	168.4%
Depreciation and amortization	0.4%	1.2%
Total operating expenses	20.6%	204.6%
Operating income (loss)	16.6%	(196.0)%
Interest expense, net	1.5%	3.7%
Loss on extinguishment of debt	1.0%	— %
Income (loss) before income taxes	14.2%	(199.7)%
Income tax provision (benefit)	3.7%	(10.6)%
Net income (loss)	10.5%	(189.1)%
Operational Data:
Total stores at end of period	226	218
New stores opened	9	6
Comparable store sales	187.3%	(46.5)%
Non-GAAP Measures(1):
Store-level Adjusted EBITDA(2)	$155,358	$13,986
Store-level Adjusted EBITDA margin(2)	28.9%	7.4%
Adjusted EBITDA(2)	$110,561	$(14,610)
Adjusted EBITDA margin(2)	20.6%	(7.7)%
Adjusted Net Income(3)	$60,746	$(39,210)
(1)	You are encouraged to evaluate Adjusted EBITDA, Adjusted EBITDA margin, Store-level Adjusted EBITDA, Store-level Adjusted EBITDA margin and Adjusted Net Income (collectively, “non-GAAP financial measures”) and the reasons we consider them appropriate for supplemental analysis. In evaluating our non-GAAP financial measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of non-GAAP financial measures. Our presentation of non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of our non-GAAP financial measures in the future, and any such modification may be material. In addition, our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

(2)	The following table reconciles our net income (loss) to EBITDA, Adjusted EBITDA and Store-level Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Net income (loss), as reported	$56,323	$(358,942)
Interest expense, net	8,119	6,971
Income tax provision (benefit)	19,727	(20,090)
Depreciation and amortization(a)	18,323	18,148
EBITDA	$102,492	$(353,913)
Impairment charges(b)	—	319,732
Loss on extinguishment of debt	5,253	—
Consulting and other professional services(c)	686	275
Stock-based compensation expense(d)	4,116	2,063
Non-cash rent(e)	(2,018)	17,233
Other(f)	32	—
Adjusted EBITDA	$110,561	$(14,610)
Costs associated with new store openings(g)	5,282	3,579
Corporate overhead expenses(h)	39,515	25,017
Store-level Adjusted EBITDA	$155,358	$13,986
(a)	Includes the portion of depreciation and amortization expenses that are classified as cost of sales in our condensed consolidated statements of operations.

(b)	For the thirteen weeks ended April 25, 2020, represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill.

(c)	Primarily consists of other transaction costs, including $0.5 million in costs related to the pending merger with Hellman & Friedman LLC during the thirteen weeks ended May 1, 2021.

(d)	Non-cash stock-based compensation expense related to the ongoing equity incentive program that we have in place to incentivize, retain and motivate our employees, officers, consultants and non-employee directors.

(e)	Consists of the non-cash portion of rent, which reflects the extent to which our GAAP straight-line rent expense recognized exceeds or is less than our cash rent payments. The GAAP straight-line rent expense adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth. For newer leases, our rent expense recognized typically exceeds our cash rent payments while for more mature leases, rent expense recognized is typically less than our cash rent payments. During the thirteen weeks ended April 25, 2020, due to the COVID-19 pandemic, we began renegotiating leases to include significant deferrals which resulted in higher non-cash rent expense.

(f)	Other adjustments include amounts our management believes are not representative of our ongoing operations.

(g)	Reflects non-capital expenditures associated with opening new stores, including marketing and advertising, labor and cash occupancy expenses. Costs related to new store openings represent cash costs, and you should be aware that in the future we may incur expenses that are similar to these costs. We anticipate that we will continue to incur cash costs as we open new stores in the future. We opened nine and six new stores during the thirteen weeks ended May 1, 2021 and April 25, 2020, respectively.

(h)	Reflects corporate overhead expenses, which are not directly related to the profitability of our stores, to facilitate comparisons of store operating performance as we do not consider these corporate overhead expenses when evaluating the ongoing performance of our stores from period to period. Corporate overhead expenses, which are a component of selling, general and administrative expenses, are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, marketing and advertising, and consulting and professional fees. See our discussion of the changes in selling, general and administrative expenses presented in “—Results of Operations”.

(3)	The following table reconciles our net income (loss) to Adjusted Net Income for the periods presented (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Net income (loss), as reported	$56,323	$(358,942)
Adjustments:
Impairment charges(a)	—	319,732
Loss on extinguishment of debt	5,253	—
Other(b)	543	—
Tax impact of adjustments to net income (loss)(c)	(1,373)	—
Adjusted Net Income	$60,746	$(39,210)
(a)	For the thirteen weeks ended April 25, 2020, represents a non-cash impairment charge of $319.7 million related to full impairment of goodwill.

(b)	Other adjustments include costs related to the pending merger with Hellman & Friedman LLC during the thirteen weeks ended May 1, 2021.

(c)	Represents the income tax impact of the adjusted expenses using the annual effective tax rate excluding discrete items. After giving effect to the adjustments to net income (loss), the adjusted effective tax rate was 25.8% and 33.9% for the thirteen weeks ended May 1, 2021 and April 25, 2020, respectively.

Matters Affecting Comparability

As a result of the COVID-19 pandemic, our stores and distribution centers were closed or operated in a limited capacity during the first fiscal quarter and into the beginning of the second fiscal quarter 2021. During this period of lost revenues, we continued to incur expenses relating to our stores, distribution centers and home office. Once our stores reopened, we experienced a significant increase in foot traffic and sales that we believe was impacted by a number of macroeconomic and consumer trends in response to the COVID-19 pandemic, such as strong home sales, nesting and de-urbanization and pent-up demand for home décor products and may have been impacted by the U.S. stimulus payments in fiscal years 2021 and 2022. As a result, our fiscal year 2021 and first fiscal quarter 2022 results may not be indicative of results for future periods, including if current favorable trends do not continue, including due to continued vaccine rollout and the significant reduction of government and regulatory restrictions in the U.S., or are offset by other adverse impacts, such as the increase in freight costs due to the global shipping shortage impacting our cost of sales and gross margin, and comparisons as a percentage of sales and year-over-year trends may not be meaningful for certain financial statement items for the thirteen week comparative periods. See “—Trends and Other Factors Affecting Our Business” for more information.

Thirteen Weeks Ended May 1, 2021 Compared to Thirteen Weeks Ended April 25, 2020

Net Sales

Net sales increased $347.3 million, or 182.9%, to $537.1 million for the thirteen weeks ended May 1, 2021 from $189.8 million for the thirteen weeks ended April 25, 2020. Comparable store sales increased $331.1 million, or 187.3%, during the thirteen weeks ended May 1, 2021. The increase was primarily driven by increased demand during the first fiscal quarter 2022, including approximately $45.0 million of estimated sales benefit attributable to stimulus payments not expected to recur in future quarters, as a result of continuing macroeconomic trends as well as our successful execution of several internal initiatives, including the continued roll-out of our omnichannel offering, in addition to lost sales during the first fiscal quarter 2021 due to mandated store closures. The remaining increase was driven by the net addition of eight new stores opened since April 25, 2020 as well as a number of stores that were opened during fiscal years 2021 and 2020 but had not been open long enough to be included in the comparable store base.

Cost of Sales

Cost of sales increased $163.3 million, or 94.1%, to $336.8 million for the thirteen weeks ended May 1, 2021 from $173.5 million for the thirteen weeks ended April 25, 2020. This increase was primarily driven by the 182.9% increase in net sales during the thirteen weeks ended May 1, 2021 compared to the thirteen weeks ended April 25, 2020, which resulted in a $148.1 million increase in merchandise costs. The increase was also due to a $7.0 million increase in store occupancy costs as a result of new store openings and sale-leaseback transactions since April 25, 2020 and a $3.1 million increase in distribution center costs related to increased labor hours.

Gross Profit and Gross Margin

Gross profit was $200.3 million for the thirteen weeks ended May 1, 2021, an increase of $183.9 million from $16.4 million for the thirteen weeks ended April 25, 2020. The increase in gross profit was driven by the increase in net sales during the thirteen weeks ended May 1, 2021. Gross margin increased 2,870 basis points to 37.3% of net sales for the thirteen weeks ended May 1, 2021 from 8.6% of net sales for the thirteen weeks ended April 25, 2020. The increase was primarily driven by leverage on occupancy costs, depreciation expense and distribution costs as a result of increased sales in addition to product margin expansion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $108.5 million for the thirteen weeks ended May 1, 2021 compared to $66.5 million for the thirteen weeks ended April 25, 2020, an increase of $42.0 million or 63.3%. As a percentage of sales, SG&A decreased 1,480 basis points for the thirteen weeks ended May 1, 2021 to 20.2% from 35.0% for the thirteen weeks ended April 25, 2020, primarily due to the increase in sales.

Selling, general and administrative expenses include expenses related to store operations, which increased by $19.0 million, primarily driven by increases in store labor, incentive compensation and other administrative costs. Selling, general and administrative expenses also include corporate overhead expenses, which increased by $15.9 million, primarily driven by increases in incentive and equity-based compensation and labor costs. Increases in labor costs related to store operations and corporate overhead expenses were partially due to store closures and our efforts to curtail our spending during the thirteen weeks ended April 25, 2020 amid the COVID-19 pandemic.

The remaining change in selling, general and administrative expenses was related to marketing and advertising expenses. Total marketing and advertising expenses were $14.9 million for the thirteen weeks ended May 1, 2021 compared to $7.8 million for the thirteen weeks ended April 25, 2020, an increase of $7.1 million or 90.5%. The increase was driven by our efforts to increase traffic and build brand awareness during the thirteen weeks ended May 1, 2021 in addition to our efforts to curtail our advertising spend during the thirteen weeks ended April 25, 2020 amid the COVID-19 pandemic.

Impairment Charges

During the thirteen weeks ended April 25, 2020, we recognized a non-cash impairment charge of $319.7 million related to full impairment of goodwill. No impairment charges were incurred during the thirteen weeks ended May 1, 2021.

Interest Expense, Net

Interest expense, net increased to $8.1 million for the thirteen weeks ended May 1, 2021 from $7.0 million for the thirteen weeks ended April 25, 2020, an increase of $1.1 million. The increase in interest expense was primarily due to the interest incurred on our Notes and term loan tranche in a principal amount of $35.0 million on a “first-in, last out” basis (the “FILO Loans”) during the thirteen weeks ended May 1, 2021, which was partially offset by interest on our Term Loan and revolving credit loan borrowings under our ABL Facility during the thirteen weeks ended April 25, 2020.

Loss on Extinguishment of Debt

During the thirteen weeks ended May 1, 2021, we recognized a loss on extinguishment of debt of $5.3 million resulting primarily from the write-off of unamortized deferred debt issuance costs and the prepayment premium in connection with the FILO Loans repayment. We did not incur losses on extinguishment of debt during the thirteen weeks ended April 25, 2020.

Income Tax Provision

Income tax expense was $19.7 million for the thirteen weeks ended May 1, 2021 compared to a $20.1 million benefit for the thirteen weeks ended April 25, 2020. The effective tax rate for the thirteen weeks ended May 1, 2021 was 25.9% compared to 5.3% for the thirteen weeks ended April 25, 2020. The effective tax rate for the thirteen weeks ended May 1, 2021 differs from the federal statutory rate primarily due to the impact of state and local income taxes and executive compensation limitations. The effective tax rate for the thirteen weeks ended April 25, 2020 differs from the federal statutory rate primarily due to the goodwill impairment charge that was non-deductible for income tax purposes, the income tax benefit of $5.2 million from a tax loss carryback under the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) and to a lesser extent the impact of state and local income taxes.

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

The availability of liquidity from the sources described herein are subject to a range of risks and uncertainties, including those discussed under “Item 1A. Risk Factors” of our Annual Report and in “Part II, Item 1A. Risk Factors” herein.

As of May 1, 2021, we had $150.5 million of cash and cash equivalents, no borrowings outstanding under the ABL Facility revolving credit loans and $325.2 million in borrowing availability under our ABL Facility. At that date, there were $1.2 million in face amount of letters of credit that had been issued under the ABL Facility. The agreement governing the ABL Facility (the “ABL Credit Agreement”), as amended, currently provides for aggregate revolving commitments of $425.0 million, with a sublimit for the issuance of letters of credit of $50.0 million and a sublimit for the issuance of swingline loans of $20.0 million. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them. On June 12, 2020, the ABL Facility was amended to provide for a new tranche of term loans in a principal amount of $35.0 million on a “first-in, last out” basis. See “—Asset-Based Lending Credit Facility”.

Our capital expenditures can vary depending on the timing of new store openings and infrastructure-related investments. Capital expenditures for the fiscal year ended January 30, 2021 were $39.7 million and consisted primarily of new store openings, net of proceeds from the sale of property and equipment, which includes sale-leaseback proceeds, of $32.5 million. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. During fiscal year 2021, we opened seven new stores. Net capital expenditures incurred to date have been substantially financed with cash from operating activities, sale-leaseback transactions and proceeds from our ABL Facility.

In response to the COVID-19 pandemic, in March 2020 we temporarily closed all of our stores nationwide for one week, after which we began to reopen stores in regions that were not required to remain closed by state or local mandates. All of our stores were fully open to foot traffic in June 2020. We took swift and decisive action to preserve liquidity, including temporarily suspending new store openings, collaborating with our vendors on payment terms and reducing non-essential expenses and inventory flows during the first and second fiscal quarters 2021. We have resumed new store openings in the first fiscal quarter 2022 and intend to grow our store base at a rate of approximately 10% beginning in fiscal year 2023. Any further curtailment of our store operations or delays in store openings could have a material adverse effect on the execution of our growth strategy and our business, financial condition and results of operations.

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

Term Loan Facility

On June 5, 2015, our indirect wholly owned subsidiary, At Home Holding III Inc. (the “Issuer” or “At Home III”), entered into the first lien credit agreement (as amended from time to time), by and among At Home III, At Home II, certain indirect subsidiaries of At Home II, various lenders and Bank of America, N.A., as administrative agent and collateral agent, which provided for a term loan in an aggregate principal amount of $350 million (the “Term Loan”) maturing on June 3, 2022. On August 20, 2020, in connection with the issuance of the Notes, we used the net proceeds of the issuance of the Notes together with cash on our balance sheet to repay in full the principal amount of indebtedness outstanding under the Term Loan. The repayment resulted in a loss on extinguishment of debt in the amount of $3.2 million, which was recognized during the third fiscal quarter 2021.

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

As of May 1, 2021, we had no borrowings in respect of the revolving credit loans under the ABL Facility, $1.2 million in face amount of letters of credit had been issued and we had availability of $325.2 million. As of May 1, 2021, we were in compliance with all covenants prescribed in the ABL Facility.

Revolving credit loans outstanding under the ABL Facility bear interest at a rate per annum equal to, at our option: (x) the higher of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) the agent bank’s prime rate and (iii) LIBOR plus 1.00% (the “Base Rate”), plus in each case, an applicable margin of 0.75% to 1.25% based on our average daily availability or (y) the agent bank’s LIBOR plus an applicable margin of 1.75% to 2.25% based on our average daily availability; provided that a 1.00% interest rate floor is applicable to all revolving credit loans irrespective of rate used. The effective interest rate was approximately 2.80% during the thirteen weeks ended April 25, 2020. There were no borrowings under the ABL Facility during the thirteen weeks ended May 1, 2021.

The ABL Facility contains a number of covenants that, among other things, restrict the ability of the ABL Borrowers, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends; engage in transactions with affiliates; and make investments. In addition, the ABL Agreement contains certain cross-default provisions. The ABL Agreement includes a minimum availability covenant whereby the ABL Borrowers and their restricted subsidiaries must maintain at all times availability (i.e., an amount equal to (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base minus (ii) the total revolving credit loans outstanding) in excess of the greater of (x) $35.0 million and 10.0% of the combined loan cap specified in the ABL Agreement (i.e., the sum of (i) the lesser of (A) the aggregate revolving credit commitments at such time and (B) the revolving borrowing base and (ii) the total outstanding amount of FILO Loans). As of May 1, 2021, the minimum availability required by the covenant was $35.0 million. The ABL Agreement includes a mandatory prepayment provision requiring the ABL Borrowers to prepay any outstanding revolving credit loans to the extent the total amount of cash and cash equivalents of At Home Holding II Inc. (“At Home II”), the ABL Borrowers and their restricted subsidiaries (subject to certain exclusions) exceeds $35.0 million.

On April 30, 2021, we used currently available cash to repay in full the principal amount of indebtedness outstanding under the FILO Loans for total cash consideration of $34.6 million. The repayment included a $2.0 million prepayment premium, $0.3 million of accrued interest and resulted in a loss on extinguishment of debt in the amount of $5.3 million, which was recognized during the first fiscal quarter 2022.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	April 25, 2020

Net Cash Provided by (Used in) Operating Activities	$77,780	$(55,203)
Net Cash Used in Investing Activities	(19,213)	(19,236)
Net Cash (Used in) Provided by Financing Activities	(33,852)	105,996
Increase in Cash, Cash Equivalents and Restricted Cash	24,715	31,557

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $77.8 million for the thirteen weeks ended May 1, 2021 compared to net cash used in operating activities of $55.2 million for the thirteen weeks ended April 25, 2020. The $133.0 million increase in cash provided by operating activities was primarily due to increased sales, a change in timing of payments relating to operating activities and an increase in cash received for income taxes of $18.1 million, which was partially offset by an increase in inventory purchases and an increase in cash paid for interest of $6.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $19.2 million for each of the thirteen weeks ended May 1, 2021 and April 25, 2020. Capital expenditures of $19.3 million for the thirteen weeks ended May 1, 2021 consisted of $12.8 million invested in new store growth with the remaining $6.5 million primarily related to investments in information technology, maintenance expenditures and existing stores. Capital expenditures of $19.2 million for the thirteen weeks ended April 25, 2020 consisted of $16.2 million invested in new store growth and $0.4 million invested in the second distribution center with the remaining $2.6 million primarily related to investments in information technology, maintenance expenditures and existing stores.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $33.9 million for the thirteen weeks ended May 1, 2021 compared to net cash provided by financing activities of $106.0 million for the thirteen weeks ended April 25, 2020. The increase in cash used in financing activities of $139.9 million was primarily due to the $106.3 million decrease in net borrowings under our ABL Facility and the $35.2 million payoff of our FILO Loans and prepayment premium.

Off-Balance Sheet Arrangements

We have not historically entered into off-balance sheet arrangements other than letters of credit and purchase obligations in the normal course of our operations.

Seasonality

Our business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the operating results that may be expected for a full fiscal year. Historically, our business has realized a slightly higher portion of net sales and operating income in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday decorating seasons, respectively. However, our broad and comprehensive product offering makes us less susceptible to holiday shopping seasonal patterns than many other retailers. Our quarterly results have historically been affected by the timing of new store openings and their associated pre-opening costs. As a result of these factors, our financial and operating results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies have not materially changed from those described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements included in our Annual Report and Note 1 to the unaudited condensed consolidated financial statements included in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our revolving credit loans under the ABL Facility, which bear interest at rates that are benchmarked against LIBOR. We had no variable rate debt outstanding as of May 1, 2021. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by $2.8 million.

LIBOR has been the subject of recent regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued generally after 2021. While our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR.

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

Foreign Currency Risk

During the first fiscal quarter 2022, we purchased approximately 65% of our merchandise from suppliers in foreign countries, however, those purchases are made exclusively in U.S. dollars. Therefore, we do not believe that foreign currency fluctuation has had a material impact on our financial performance for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as noted below, there have been no material changes to the risks that we believe are material to our business, results of operations and financial condition, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 as filed with the SEC on March 24, 2021, which is accessible on the SEC’s website at www.sec.gov.

The announcement and pendency of the transactions contemplated by the Merger Agreement may adversely affect our business or results of operations.

Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our employees, customers, and other parties may have an adverse effect on our business or results of operations regardless of whether the merger is completed. These risks include, but are not limited to, the following, all of which could be increased by a delay in or abandonment of the merger:

●	our ability to attract, retain, and motivate employees, including key personnel, could be impaired;

●	significant management time and resources could be diverted to the consummation of the merger;

●	relationships with customers, suppliers, and other business partners could be affected;

●	certain business decisions by our suppliers and other business partners could be delayed or changed;

●	we may not be able to pursue alternative business opportunities or make appropriate changes to our business;

●	litigation relating to the merger could arise; and

●	significant costs, expenses, and fees for professional services and other transaction costs in connection with the merger have been and may continue to be incurred.

Failure to consummate the merger within the expected timeframe, or at all, could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed merger will be consummated. The consummation of the merger is subject to the satisfaction or waiver of specified closing conditions, including the approval of the Merger Agreement by a majority of the outstanding shares of our common stock entitled to vote thereon, the expiration or termination of certain United States antitrust waiting periods, the expiration of a 40-day “go-shop” period, and the completion of an agreed marketing period for Hellman & Friedman’s debt financing for the proposed transactions, as well as other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or by Hellman & Friedman under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we would be required to pay Hellman & Friedman a termination fee of up to $77.2 million. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.

Our failure to consummate the merger could result in negative publicity and a negative impression of At Home among our customers, suppliers or in the investment and business community in general. Further, any disruptions to our business resulting from the proposed acquisition, including any adverse changes in our relationships with our suppliers and employees, could continue or accelerate in the event that the transaction is not completed. In addition, if the transactions contemplated by the Merger Agreement are not completed, and there are no other parties willing and able to acquire At Home at a price of $36.00 per share or higher, on terms acceptable to us, the share price of our common stock would likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed acquisition will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger. Many of these fees and costs will be payable by us even if the proposed merger is not completed and may relate to activities that we would not have undertaken in the absence of the transactions contemplated by the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing transaction.

Under the terms of the Merger Agreement, we have agreed not to solicit or encourage discussions with third parties regarding other acquisition proposals, and we are subject to certain restrictions on our ability to respond to such proposals, except in circumstances permitted by the Merger Agreement. In the event that we receive a competing proposal from a third party that our board of directors concludes in good faith is superior to Hellman & Friedman’s proposal, we must notify Hellman & Friedman of that proposal and negotiate in good faith with Hellman & Friedman prior to recommending any such competing proposal to our stockholders. In the event that we were to accept a competing proposal, we would be required to pay the termination fee to Hellman & Friedman, except that if we were to enter into such an agreement during the 40-day “go-shop” period specified by the Merger Agreement, the amount of this fee would be $38.6 million.

These provisions could discourage potential bids or offers from other third parties, including third parties that might otherwise be willing to offer consideration with a higher value than the $36.00 per share cash price payable by Hellman & Friedman pursuant to the Merger Agreement. In addition, if the Merger Agreement is terminated and we decide to pursue another business combination transaction, we may be unable to negotiate a transaction with another party on terms comparable to those contemplated by the Merger Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
**+2.1

Agreement and Plan of Merger, dated as of May 6, 2021, by and among Ambience Parent, Inc., Ambience Merger Sub, Inc. and At Home Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2021 (File No. 001-37849)).

†10.1

At Home Group Inc. Form of Notice of Grant and Performance Share Unit Agreement (Grants in Fiscal Year 2022 and Thereafter) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2021 (File No. 001-37849)).

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

** Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).

† Indicates management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT HOME GROUP INC.

June 4, 2021	/s/ LEWIS L. BIRD III
	By:	Lewis L. Bird III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

June 4, 2021	/s/ JEFFREY R. KNUDSON
	By:	Jeffrey R. Knudson
Chief Financial Officer (Principal Financial Officer)